Form 10-Q
period 1996-05-31
RETAIL PROPERTY INVESTORS INC
filed 1996-07-15
CIK 852748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MAY 31, 1996

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from to .

                          Commission File Number: 0-18247

                       RETAIL PROPERTY INVESTORS, INC.
            (Exact name of registrant as specified in its charter)

      Virginia                                                   04-3060233
(State of organization)                                        (I.R.S.Employer
                                                            Identification  No.)

1285 Avenue of the Americas, New York, New York                        10019
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code              (212) 713-4264
                                                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
 Title of each class                                        which registered
Shares of Common Stocks                                           None

 Securities  registered  pursuant to Section 12(g) of the Act:

                            SHARES OF COMMON STOCK
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Shares of common stock outstanding as of May 31, 1996: 5,010,050. The aggregate sales price of the shares sold was $100,201,000. This does not reflect market value. There is no current market for these shares.

                       RETAIL PROPERTY INVESTORS, INC.

                                BALANCE SHEETS
                 May 31, 1996 and August 31, 1995 (Unaudited)
                                (In thousands)


                                    ASSETS
                                                      May 31        August 31
                                                      ------        ---------

Operating investment properties
    held for sale, net (Note 5)                   $  187,601       $  192,311
Cash and cash equivalents                              7,057            5,943
Escrowed cash                                          1,167            1,067
Accounts receivable, net                                 985              170
Other assets                                              45               77
Prepaid expenses                                         121              308
Capital improvement reserve                            1,331            1,201
Deferred expenses, net                                 1,100            1,467
                                                  ----------       ----------
                                                  $  199,407       $  202,544
                                                  ==========       ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - affiliates                    $        16       $        4
Accounts payable and accrued expenses                  1,743            1,316
Mortgage interest payable                                316              358
Security deposits and other liabilities                  153              768
Note payable - affiliate                               1,136            1,168
Mortgage notes payable, net                          155,749          156,508
Shareholders' equity                                  40,294           42,422
                                                  ----------       ----------
                                                  $  199,407       $  202,544
                                                  ==========       ==========


















                           See accompanying notes.

                         RETAIL PROPERTY INVESTORS, INC.

                            STATEMENTS OF OPERATIONS
      For the three and nine months ended May 31, 1996 and 1995 (Unaudited)
                    (In thousands, except per share amounts)

                                    Three Months Ended      Nine  Months Ended
                                         May 31,                 May 31,
                                 ---------------------    --------------------
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

Revenues:
   Rental income and expense
     reimbursements              $  6,521    $  6,501     $18,960     $19,108
   Interest income                    118          89         363         217
                                 --------    --------     -------     -------
                                    6,639       6,590      19,323      19,325

Expenses:
   Interest expense and
      related fees                  3,661       3,654      11,093      11,240
   Depreciation and amortization    1,598       1,590       4,837       4,775
   Property operating expenses        648         675       1,933       1,759
   Real estate taxes                  376         327       1,084         979
   Portfolio sale expenses            551           -       1,282           -
   General and administrative
      expenses                        290         352         676       1,237
   Loss on impairment of assets
      held for sale                   128           -         510           -
   Bad debt expense                     3          10          15          30
   Cash management fees                10           2          21           6
   Financial and investor
      servicing expenses                -           -           -         111
   REIT management fees                 -           -           -         125
   Investment analysis expense          -           -           -         101
                                ---------   ---------    --------   ---------
                                    7,265       6,610      21,451      20,363
                                ---------   ---------    --------   ---------

Net loss                        $    (626)  $     (20)   $ (2,128)  $  (1,038)
                                =========   =========    ========   =========


Net loss per share of
  common stock                    $(0.12)     $(0.01)     $(0.42)    $ (0.21)
                                   ======      ======      ======     =======



   The above net loss per share of common stock is based upon the 5,010,050 shares outstanding during each period.













                           See accompanying notes.

                         RETAIL PROPERTY INVESTORS, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                                 (In thousands)


                          Common Stock    Additional
                        $.01 Par Value    Paid-in      Accumulated
                        Shares    Amount  Capital      Deficit        Total
                        ------    ------  -------      ---------      -----

Shareholders' equity
 at August 31, 1994     5,010     $  50   $87,181      $(38,445)     $ 48,786

Net loss                    -         -         -        (1,038)       (1,038)
                        -----     -----   -------      --------      --------

Shareholders' equity
 at May 31, 1995        5,010     $  50   $87,181      $(39,483)     $ 47,748
                        =====     =====   =======      =========     ========

Shareholders' equity
 at August 31, 1995     5,010     $  50   $87,181      $(44,809)     $ 42,422

Net loss                    -         -            -     (2,128)       (2,128)
                        -----     -----   -------      --------      --------

Shareholders' equity
 at May 31, 1996        5,010     $  50   $87,181      $(46,937)     $ 40,294
                        =====     =====   =======      ========      ========
























                           See accompanying notes.

                         RETAIL PROPERTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
  Net loss                                               $ (2,128)    $(1,038)
  Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                         4,837       4,775
     Amortization of loan buydown fees                        732       1,169
     Amortization of deferred financing costs                 286           9
     Loss on impairment of assets held for sale               510           -
     Changes in assets and liabilities:
      Accounts receivable                                    (815)       (722)
      Other assets                                             32        (125)
      Prepaid expenses                                        187         177
      Deferred expenses                                      (172)       (128)
      Accounts payable - affiliates                            12         (65)
      Accounts payable and accrued expenses                   427        (200)
      Mortgage interest payable                               (42)        190
      Security deposits and other liabilities                (615)       (667)
                                                         --------     -------
        Total adjustments                                   5,379       4,413
                                                         --------     -------
        Net cash provided by operating activities           3,251       3,375
                                                         --------     -------

Cash flows from investing activities:
  Additions to operating investment properties               (384)       (190)
  Net (additions to) withdrawals from escrowed cash          (100)        130
  Additions to capital improvement reserve                   (130)         (2)
  Master lease payments refunded                                -          (3)
                                                         --------     -------

      Net cash used in investing activities                  (614)        (65)
                                                         --------     -------

Cash flows from financing activities:
  Proceeds from issuance of mortgage notes payable              -      37,300
  Deferred loan costs                                           -      (1,309)
  Principal repayments on mortgage notes payable           (1,491)    (38,096)
  Principal repayments on note payable - affiliate            (32)          -
                                                         --------     -------

      Net cash used in financing activities                (1,523)     (2,105)
                                                         --------     -------

Net increase in cash and cash equivalents                   1,114       1,205

Cash and cash equivalents, beginning of period              5,943       3,282
                                                         --------     -------

Cash and cash equivalents, end of period                 $  7,057     $ 4,487
                                                         ========     =======

Cash paid during the period for interest
     and related fees                                    $ 10,117     $ 9,872
                                                         ========     =======




                           See accompanying notes.

                       RETAIL PROPERTY INVESTORS, INC.
                        Notes to Financial Statements
                                 (Unaudited)


1.   General and Recent Business Developments

        The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Company's Annual Report for the year ended August 31, 1995. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results of the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

        As reported in the Special Update to Shareholders dated March 15, 1996, the Company announced the execution of a definitive agreement for the sale of its assets to Glimcher Realty Trust ("GRT"). Under the original terms of the agreement, GRT was to have purchased the properties of the Company subject to certain indebtedness for an aggregate purchase price of $203 million plus prepayment penalties on debt to be prepaid and assumption fees on debt to be assumed, subject to certain adjustments. As of May 14, 1996, the terms of the purchase contract were amended to reduce the aggregate purchase price to $197 million plus prepayment penalties and assumption fees. The sale transaction closed into escrow on June 27, 1996 with GRT depositing the net proceeds required to close the transaction in the form of bank letters of credit. Consummation of the sale remains subject to approval by the shareholders of the Company and may also be terminated by the Company in accordance with the fiduciary obligations of its Board of Directors. During the escrow period in which the Company will seek to obtain the required shareholder approval, the Company's operating properties will be managed by GRT pursuant to a management agreement which is cancellable in the event that the sale is not completed. Under the terms of the management agreement, GRT will receive a base fee of 3% of the gross operating revenues of the properties. In addition, in the event that the sale is successfully consummated, GRT would earn an incentive management fee equal to the net cash flow of the properties attributable to the period commencing on May 14, 1996 and ending on the date of the final closing of the sale transaction. If the sale is completed, the Company will be entitled to interest earnings during the escrow period on net proceeds of approximately $37,401,000 at a rate equivalent to the published market rate on 6-month U.S. Treasury Bills as of June 20, 1996. The sale agreement with GRT calls for GRT to receive certain compensatory payments in the event that the sale is not consummated for certain specified reasons. A proxy statement regarding the sale transaction is currently being prepared, and it is expected that the Board will distribute it to the Company's shareholders for approval during the fourth quarter of fiscal 1996. A Special Meeting of the shareholders is expected to be held in October 1996 to vote on the transaction and the complete liquidation and dissolution of the Company. Pursuant to the Company's Articles of Incorporation and Virginia law, the sale of all, or substantially all, of the Company's real estate assets requires shareholder approval. Approval by two-thirds of the Company's outstanding shares would be required in order to proceed with the sale transaction. In the event that the sale transaction is approved and completed, the Company is expected to be liquidated within a reasonable time period following the closing of the transaction.

        Because the sale of the Company's real estate assets remains contingent upon the required shareholder approval, there can be no assurances that such a transaction will be completed. Nonetheless, since the Board has committed to pursue this course of action, the Company's financial statements as of May 31, 1996 and August 31, 1995 reflect the reclassification of operating investment properties and certain related assets as operating investment properties held for sale and the writedown of the individual operating properties to the lower of adjusted cost or net realizable value. The Company recorded a loss for financial reporting purposes of $3,850,000 for the year ended August 31, 1995 in connection with this accounting treatment. An additional loss of $510,000 was recognized for the nine months ended May 31, 1996 to reserve for certain additional capitalized costs related to specific properties for which impairment losses were recorded in fiscal 1995. See Note 5 for a further discussion. The Company would adopt the liquidation basis of accounting, whereby all assets and liabilities would be carried at their estimated settlement amounts, upon approval of the sale transaction by the requisite vote of the shareholders.

2.  Escrowed Cash

        Escrowed cash consists of various lender escrows and real estate tax and insurance premium escrows. The lender escrows are amounts held by one mortgage lender to be released upon the completion of certain construction projects and other events relating to the loan secured by Cross Creek Plaza, Cypress Bay Plaza and Walterboro Plaza (see Note 6). The balance at both May 31, 1996 and August 31, 1995 of the lender escrows amounted to $75,000. The Company maintains separate real estate tax and insurance premium escrows for each property. The balance of these escrows was $1,092,000 and $992,000 at May 31, 1996 and August 31, 1995, respectively. Real estate tax and insurance premium escrows for Cross Creek Plaza, Cypress Bay Plaza, Marion Towne Center, Southside Plaza and Walterboro Plaza are controlled by the respective mortgage lenders. The remainder of the funds segregated for the payment of real estate taxes and insurance premiums are not restricted by third parties.

3.  Capital Improvement Reserve

        The Company maintains a capital improvement reserve to cover the cost of potential future capital improvement expenditures related to the operating investment properties. The balance of the capital improvement reserve at May 31, 1996 and August 31, 1995 was $1,331,000 and $1,201,000, respectively.
    The Company funded $.06 per square foot of leasable space owned (approximately 4.4 million square feet) to the capital improvement reserve on an annual basis through February 29, 1996. The Company discontinued funding this reserve account in the third quarter of fiscal 1996 as a result of the proposed sale of the Company's assets as discussed in Note 1. As of May 31, 1996, in accordance with the terms of the sale agreement discussed in Note 1, the Company remains obligated to fund approximately $500,000 in capital items prior to the final closing of the sale transaction and to establish a repair program for two roofs for which the Company is proceeding on claims against the manufacturer. In the event that the sale transaction is completed, the capital improvement reserve would be used for these two purposes and any remaining funds would be available for distribution to the shareholders. The capital improvement reserve is not restricted by any third parties.

4.  Related Party Transactions

        For the six months ended February 28, 1995, the Advisor earned management fees equal to .25% per annum of the capital contributions of the Company, or $125,000, in accordance with the Advisory Agreement. In addition, an affiliate of the Advisor was reimbursed for $111,000 for providing certain financial, accounting and investor communication services to the Company for the six months ended February 28, 1995. Effective March 1, 1995, the Advisor agreed to waive its management fees and agreed that it will not be reimbursed for providing certain financial, accounting and investor communication services to the Company through the earlier to occur of March 1, 1997 or the date of the annual meeting of the Board of Directors.

        Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Assets Management, Inc., an independently operated subsidiary of PaineWebber. For the nine-month periods ended May 31, 1996 and 1995, Mitchell Hutchins earned fees totalling $21,000 and $6,000, respectively, for managing the Company's cash assets. Accounts payable - affiliates at May 31, 1996 and August 31, 1995 consist of $16,000 and $4,000, respectively, payable to Mitchell Hutchins.

         In  September  1993,  in  order  to  take  advantage  of  a  negotiated prepayment right which was due to expire, PaineWebber Properties Incorporated (PWP), a general partner of the Advisor, purchased the mortgage note secured by Applewood Village from the original lender at par for $5,175,000. The Applewood Village mortgage loan was refinanced in June 1995 for $4,000,000 leaving a balance of $1,175,000 which PWP agreed to hold as an unsecured note payable. Subsequent to the quarter ended May 31, 1996, PWP agreed to release the Company from its remaining obligation under this promissory note. Effective June 1, 1996, the outstanding balance of this note payable to affiliate, of $1,136,000, was forgiven. The gain on forgiveness of indebtedness resulting from this transaction will be recognized in the Company's statement of operations in the fourth quarter of fiscal 1996.

5.  Operating Investment Properties

        The Company invested its initial net offering proceeds through the acquisition of 22 Wal-Mart anchored shopping centers. The name, location and size of the acquired properties, along with information related to the respective purchase prices and carrying values as of May 31, 1996, are as follows (in thousands):

                                                       Costs
Name                                     Acquisition   Capitalized    Master         Adjusted
Location            Date      Purchase   Fees and      Subsequent to  Lease          Cost at
Size                Acquired  Price      Expenses (1)  Acquisition    Payments (2)   5/31/96
- - --------            --------  -------    ------------  ------------   ------------   -------


Village Plaza       8/16/89   $23,975      $394        $ 826           $618          $ 24,577
Augusta, GA
490,970
square feet

Logan Place         1/18/90     4,917       189           16            232             4,890
Russellville, KY
114,748
square feet

Piedmont Plaza      1/19/90    13,500       263           29            107            13,685
Greenwood, SC
249,052
square feet

Artesian Square     1/30/90     6,990       203          989            392             7,790
Martinsville, IN
177,428
square feet

Sycamore Square     4/26/90     4,970       172           23            130             5,035
Ashland City, TN
93,304
square feet

Audubon Village     5/22/90     6,350       215           30              -             6,595
Henderson, KY
124,592
square feet

Crossroads Centre   6/15/90     9,914       246           42              -            10,202
Knoxville, TN
242,430
square feet



                                                       Costs
Name                                     Acquisition   Capitalized    Master         Adjusted
Location            Date      Purchase   Fees and      Subsequent to  Lease          Cost at
Size                Acquired  Price      Expenses (1)  Acquisition    Payments (2)   5/31/96
- - --------            --------  -------    ------------  ------------   ------------   -------
(continued)

East Pointe Plaza   8/07/90    13,936      269           737           306            14,636
Columbia, SC
279,261
square feet

Walterboro Plaza -  12/19/90    6,645      284            22           136             6,815
Phases I and II
Walterboro, SC
132,130
square feet

Cypress Bay Plaza   12/19/90   12,235      215            94           522            12,022
Morehead City, NC
258,245
square feet

Cross Creek Plaza   12/19/90   13,565      302            20           525            13,362
Beaufort, SC
237,765
square feet

Lexington Parkway
    Plaza           3/05/91    10,290      251           115           208            10,448
Lexington, NC
210,150
square feet

Roane County
    Plaza           3/05/91     7,000      197             -            43             7,154
Rockwood, TN
160,198
square feet

Franklin Square     6/21/91     9,018      232            45            26             9,269
Spartanburg, SC
237,062
square feet

Barren River Plaza  8/09/91    11,788      412            49            57            12,192
Glasgow, KY
234,795
square feet



                                                       Costs
Name                                     Acquisition   Capitalized    Master         Adjusted
Location            Date      Purchase   Fees and      Subsequent to  Lease          Cost at
Size                Acquired  Price      Expenses (1)  Acquisition    Payments (2)   5/31/96
- - --------            --------  -------    ------------  ------------   ------------   -------

(continued)

Cumberland
 Crossing           8/09/91     7,458      370           32            116           7,744
LaFollette, TN
144,734
square feet

Applewood Village   10/25/91    6,965      389           -              25           7,329
Fremont, OH
140,039
square feet

Aviation Plaza      8/31/92     8,349      337           -               -           8,686
Oshkosh, WI
174,715
square feet

Crossing
  Meadows Plaza     8/31/92    12,100      356           6               -          12,462
Onalaska, WI
233,984
square feet

Southside Plaza     10/21/92    9,200      356           7               -           9,563
Sanford, NC
172,293
square feet

College Plaza       4/29/93     9,900      461           -               2          10,359
Bluefield, VA
178,431
square feet

Marion Towne       6/23/93      7,907      624          12               -           8,543
  Center
Marion, SC
156,543
square feet

                             --------   ------      ------            ------      --------
                             $216,972   $6,737      $3,094            $3,445      $223,358
                             ========   ======      ======            ======      ========

    (1) Acquisition fees and expenses include a 3% fee paid to PWP and other capitalized costs incurred in connection with the acquisition of the properties (e.g. legal fees, appraisal fees, other closing costs, etc.). Certain expenses incurred to investigate potential investments were recorded as other assets pending the closing of a transaction and were reclassified after acquisition to the cost basis of the related property. Expenses incurred to review potential investments which were subsequently not acquired by the Company were charged to investment analysis expense once the Company stopped pursuing the acquisition.

    (2) The Company originally entered into master lease agreements with the sellers and certain of their affiliates (the "Guarantors") of each of the operating properties acquired. The master lease agreements generally provided that, for a period of up to 36 to 60 months (depending on the credit status of the tenant in occupancy) from the date of the acquisition of the operating property, the Guarantors guaranteed that the aggregate cash flow from all non-anchor tenants would not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at the time of the purchase. In the event that the actual aggregate net cash flow was less than the guaranteed amount, the Guarantors were obligated to make cash payments to the Company equal to any such deficit. All amounts earned under the master lease agreements were treated as purchase price adjustments and recorded as reductions to the carrying values of the related operating property for financial reporting purposes. Subsequent to the quarter ended May 31, 1996, the final master lease covering the Applewood Village property was terminated. As a result, the Company has no further rights or obligations under the master leases.

      As discussed in Note 1, as a result of the decision by the Board to pursue a sale of the Company's portfolio of properties, the Company's operating investment properties and certain related assets have been classified as investment properties held for sale on the accompanying balance sheets at May 31, 1996 and August 31, 1995. The balances of investment properties held for sale are net of an allowance for possible impairment loss of $4,360,000 and $3,850,000 at May 31, 1996 and August 31, 1995, respectively, which reflect the writedown of such assets to the lower of adjusted cost or net realizable value. Such allowance applies only to the properties for which losses are expected based on their estimated fair values. The expected gains on properties for which the estimated fair value less costs to sell exceeds the adjusted cost basis would be recognized in the period in which a sale transaction is completed. Based on the proposed aggregate purchase price for the Company's assets discussed in Note 1, the Company would have recognized a net gain of approximately $9 million for financial reporting purposes if the potential sale transaction had been completed as of May 31, 1996. The Company will continue to recognize depreciation on its assets held for sale through the date of disposal which would increase the amount of the aggregate gain recognized upon the completion of the transaction. Costs to proxy the Company's shareholders and complete the potential sale transaction will be expensed as incurred.

      Operating investment properties held for sale on the accompanying balance sheets as of May 31, 1996 and August 31, 1995 are comprised of the following amounts (in thousands):

                                              May 31              August 31
                                              ------              ---------

      Land                                  $  37,845             $  37,845
      Buildings and improvements              175,837               175,453
      Furniture and equipment                   9,676                 9,676
                                            ---------             ---------
                                              223,358               222,974
      Less:  accumulated depreciation         (32,131)              (27,409)
                                            ---------             ---------
                                              191,227               195,565
      Deferred rent receivable                    305                   305
      Deferred leasing commissions, net           429                   291
                                            ---------             ---------
                                              191,961               196,161
      Less:  Allowance for possible
        impairment loss                        (4,360)               (3,850)
                                            ---------             ---------
                                            $ 187,601             $ 192,311
                                            =========             =========

6.  Mortgage Notes Payable

      Mortgage notes payable, reduced by unamortized loan buydown fees (see below), at May 31, 1996 and August 31, 1995 consist of the following (in thousands):
                                                         May 31      August 31
                                                         ------      ---------

     Mortgage   notes   payable  to   a
     financial institution which                        $  49,005    $ 49,005
     are   secured   by   Village  Plaza,
     Piedmont Plaza, Artesian  Square,                     (2,156)     (2,504)
     Logan Place, Sycamore Square and                   ---------    --------
     Crossroads Centre. These mortgage                    46,849       46,501
     notes require  monthly  payments of
     interest  only at 8% for the  first
     seven years and then  principal and
     interest at 8% until maturity which
     ranges  from  November  1,  1999 to
     July 1, 2000.  These notes  contain
     certain  cross  default  and  cross
     collateral     provisions.      See
     discussion  of  effective  interest
     rates and loan buydown fees below.

     Mortgage  notes payable to a financial
     institution which are secured by East               24,486       24,678
     Pointe  Plaza, Cumberland Crossing                    (918)      (1,022)
     and   Barren   River   Plaza.   The              ---------     --------
     mortgage note on East Pointe Plaza,                 23,568       23,656
     in the principal amount of $11,150,
     calls  for  monthly   interest-only
     payments  at 8% per  annum  through
     June  1996.  The  balance  of these
     mortgage   notes  require   monthly
     payments of principal  and interest
     at 8% through June 1996.  Effective
     June  10,  1996,  all  three  notes
     require    monthly    payments   of
     principal and interest at 8.75% per
     annum through  maturity on June 10,
     2001.  These notes contain  certain
     cross default and cross  collateral
     provisions.   See   discussion   of
     effective  interest  rates and loan
     buydown fees below.

     Mortgage  note  payable to a financial
     institution secured by Franklin Square.            6,600         6,600
     The   note requires monthly interest-                (10)          (83)
     only  payments  at 8% per annum  until           -------        ------
     maturity, which is scheduled  for                  6,590         6,517
     June 21, 1996.  See  discussion  of
     effective   interest  rates,   loan
     buydown fees and terms of extension
     agreement below.

     Mortgage    note   payable   to   a               23,057        23,680
     financial  institution  secured  by
     Cross  Creek  Plaza,   Cypress  Bay
     Plaza  and  Walterboro  Plaza.  The
     loan bears  interest  at a variable
     rate  equal to  30-day  LIBOR  plus
     3.50%   per  annum  for  the  first
     twelve  months (9.19% as of May 31,
     1996),  30-day LIBOR plus 3.75% for
     the next  twelve  months and 30-day
     LIBOR  plus  4.25%  for  the  final
     twelve months.  Monthly payments of
     interest and principal  (based on a
     15-year amortization  schedule) are
     due until  maturity on December 10,
     1997.

    (continued)                                            May 31   August 31
                                                           ------   ---------

     Mortgage  notes payable to a financial
     institution secured by Audubon Village,                17,207      17,487
     Lexington  Parkway  Plaza and Roane
     County Plaza.  The notes secured by
     the Lexington and Roane  properties
     bear  interest  at a fixed  rate of
     9.125%   per  annum   and   require
     monthly  payments of principal  and
     interest  aggregating  $119 through
     maturity on March 1, 2015. The note
     secured  by Audubon  Village  bears
     interest  at 8.75%  per  annum  and
     requires    monthly   payments   of
     principal   and   interest  of  $43
     through maturity on June 1, 2000.

     Mortgage  notes payable to a financial
     institution which are  secured  by                   16,179      16,321
     Aviation  Plaza  and Crossing Meadows.                 (671)       (815)
     Monthly  payment  terms  for the  loan             --------    --------
     secured by Aviation Plaza,  in  the                  15,508      15,506
     principal  amount of  $6,800,  call
     for  interest  only  payments at 8%
     per  annum  through  August 1, 1995
     and principal and interest payments
     at 8%  thereafter  until  maturity.
     The  loan   secured   by   Crossing
     Meadows requires monthly  payments,
     including interest at 8% per annum,
     of $71 until  maturity.  Both notes
     are  scheduled to mature on June 1,
     1999.  See  discussion of effective
     interest  rates  and  loan  buydown
     fees below.

     Mortgage  note  payable to a financial
     institution which is   secured   by                     6,610       6,686
     Southside   Plaza. The note  requires                    (156)       (219)
     monthly payments, including interest                 --------       -----
     at 6.83 % per annum, of $46 until                       6,454       6,467
     maturity on November 5, 1997. See
     discussion of effective interest rates
     and loan buydown fees below.

     Mortgage  note  payable  to a  bank                     6,862       6,898
     which is secured by College  Plaza.
     Interest  on the  note  accrued  at
     prime plus 0.75% per annum (9.0% as
     of May 31, 1996).  Monthly payments
     equal  to  the  greater  of  $58 or
     accrued  interest  for  such  month
     were payable until maturity,  which
     was originally  scheduled for April
     23,  1996.  See  discussion   below
     regarding extension agreement.

     Mortgage    note   payable   to   a                   5,774       5,817
     financial   institution   which  is
     secured by Marion Towne Center. The
     note,  which was issued on June 23,
     1993,  calls for monthly  payments,
     including interest at 8% per annum,
     of $44  until  maturity  on July 1,
     2002.  The lender  has the  option,
     upon 120 days' written  notice,  to
     call  the  loan  due at the  end of
     each  of the  third  year  and  the
     sixth year of the loan. If the loan
     is not  called  at such  time,  the
     lender  may  adjust  the   interest
     rate.

     Mortgage    note   payable   to   a                    3,880       3,979
     financial  institution  secured  by
     Applewood  Village.  The note bears
     interest   at  9%  per   annum  and
     requires   monthly   principal  and
     interest   payments  of  $41  until
     maturity on June 10, 2010.

    Total mortgage notes payable, net                    $155,749    $156,508
                                                         ========    ========

Summary of outstanding mortgage notes payable

    Total outstanding mortgage principal
      balances                                           $159,660    $161,151
    Aggregate unamortized loan buydown fees                (3,911)     (4,643)
                                                         --------    --------
    Total mortgage notes payable, net                    $155,749    $156,508
                                                         ========    ========

      At the time of the original closing of certain of the mortgage notes listed above, the Company paid fees to the lenders in return for the lenders' agreement to reduce the stated interest rate on the loans to 8% per annum (6.83% in the case of Southside Plaza) over the terms of the loans. The fees have been recorded as reductions of the outstanding principal amounts and are being amortized, using the effective interest method, over the terms of the respective loans. The effective interest rates on these outstanding loans ranged from 8.47% to 9.76% per annum as of May 31, 1996.

      As discussed further in Note 1, the Company has entered into a contract for the sale of the operating investment properties which serve as collateral for the above mortgage loans. The obligation to repay the lenders with respect to such loans at the time of any potential sale transaction would be equal to the outstanding mortgage principal balance prior to unamortized loan buydown fees. In conjunction with a sale transaction, the amount of any remaining unamortized buydown fees would be written off as a loss on the early extinguishment of debt. In addition, certain of the Company's outstanding mortgage loans include substantial prepayment penalties. Under the terms of the potential portfolio sale transaction, the buyer has agreed to pay the penalties and fees associated with prepaying or assuming the outstanding mortgage loans.

      During the quarter ended May 31, 1996, the Company reached an agreement with the lender of the College Plaza and Franklin Square notes on terms for an extension of the two notes. The maturity date of both notes was extended to March 31, 1997. Subsequent to the original maturity dates, the interest rate for both mortgage notes will be a variable rate equal to either prime plus 0.75% or LIBOR plus 2.75% as selected by the Company. Formal closing of the College Plaza extension agreement occured in May 1996. Formal closing of the Franklin Square extension agreement is expected to occur during the fourth quarter of fiscal 1996.

                       RETAIL PROPERTY INVESTORS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        As reported in the Special Update to Shareholders dated March 15, 1996, the Company announced the execution of a definitive agreement for the sale of its assets to Glimcher Realty Trust ("GRT"). Under the original terms of the agreement, GRT was to have purchased the properties of the Company subject to certain indebtedness for an aggregate purchase price of $203 million plus prepayment penalties on debt to be prepaid and assumption fees on debt to be assumed, subject to certain adjustments. As of May 14, 1996, the terms of the purchase contract were amended to reduce the aggregate purchase price to $197 million plus prepayment penalties and assumption fees. The sale transaction closed into escrow on June 27, 1996 with GRT depositing the net proceeds required to close the transaction in the form of bank letters of credit. Consummation of the sale remains subject to approval by the shareholders of the Company and may also be terminated by the Company in accordance with the fiduciary obligations of its Board of Directors. During the escrow period in which the Company will seek to obtain the required shareholder approval, the Company's operating properties will be managed by GRT pursuant to a management agreement which is cancellable in the event that the sale is not completed. Under the terms of the management agreement, GRT will receive a base fee of 3% of the gross operating revenues of the properties. In addition, in the event that the sale is successfully consummated, GRT would earn an incentive management fee equal to the net cash flow of the properties attributable to the period commencing on May 14, 1996 and ending on the date of the final closing of the sale transaction. If the sale is completed, the Company will be entitled to interest earnings during the escrow period on net proceeds of approximately $37,401,000 at a rate equivalent to the published market rate on 6-month U.S. Treasury Bills as of June 20, 1996. The sale agreement with GRT calls for GRT to receive certain compensatory payments in the event that the sale is not consummated for certain specified reasons. A proxy statement regarding the sale transaction is currently being prepared, and it is expected that the Board will distribute it to the Company's shareholders for approval during the fourth quarter of fiscal 1996. A Special Meeting of the shareholders is expected to be held in October 1996 to vote on the transaction and the complete liquidation and dissolution of the Company. Pursuant to the Company's Articles of Incorporation and Virginia law, the sale of all, or substantially all, of the Company's real estate assets requires shareholder approval. Approval by two-thirds of the Company's outstanding shares would be required in order to proceed with the sale transaction. In the event that the sale transaction is approved and completed, the Company is expected to be liquidated within a reasonable time period following the closing of the transaction.

        As discussed further in the Annual Report, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board regarding options available to the Company in light of adverse changes in the market for REIT stocks at that time which prohibited the Company from completing the final phase of its restructuring plans. Such plans had included the conversion of the Company to a self-administered REIT, the completion of a second equity offering and the listing of the Company's common stock on a national securities exchange. The strategic options which were considered included a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. Lehman's services have included the solicitation and identification of potential transactions for the Company, the evaluation of these transactions, and the provision of advice to the Board regarding them. In November 1995, Lehman presented to the Board a summary of the proposals received to date. All of the proposals were indications of interest from third parties to buy the Company's real estate assets. In view of the existing capital market conditions, the expectations that the Company's restructuring plans might not be feasible in the near term, and the indications of interest received, the Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting offers to purchase the Company's portfolio of operating investment properties. The Board instructed Lehman to work with the various third parties that expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders. During the second quarter of fiscal 1996, the Board received three offers and, after evaluation of the proposals, selected the offer from GRT and negotiated a purchase and sale agreement. Subsequent to the completion of due diligence by GRT and final negotiations, the sale transaction was closed into escrow as described above.

        While the prospective selling price of the Company's assets significantly exceeds the book value of the assets, net of accumulated depreciation and the reserve for impairment loss discussed further below, the amount is below the aggregate price at which the 22 properties were purchased by the Company between August 1989 and June 1993. At the present time, real estate values for retail shopping centers in many markets have been adversely impacted by the effects of overbuilding and corporate restructurings and consolidations among retailers which have resulted in an oversupply of space. In addition, the conditions in the capital markets for public REIT stocks referred to above have resulted in a drop off in acquisition demand from large institutional buyers of retail properties. Furthermore, certain strategic changes in Wal-Mart's corporate growth plans, which are discussed in more detail in the Annual Report, appear to have resulted in potential buyers attributing a higher leasing risk to the Company's portfolio of properties. In light of such conditions, the Board believes that a bulk sale of the portfolio of properties may result in higher net proceeds than if the properties were sold on an individual basis, and therefore may represent the best available course of action for the Company's shareholders. As previously reported, during the first quarter of fiscal 1996 Wal-Mart announced plans to build a 200,000 square foot Supercenter on land secured by the Company adjacent to Audubon Village, subject to various regulatory approvals. During the second quarter of fiscal 1996, the Planning Board in Henderson, Kentucky rejected Wal-Mart's proposal to construct the Supercenter adjacent to the Company's site. The Company and Wal-Mart have been discussing potential options in light of this development. During the third quarter, Wal-Mart decided to discontinue, for the present time, its efforts to construct a Supercenter store and is currently operating its existing store in Audubon Village. As discussed further in the Annual Report, it was anticipated that Wal-Mart would vacate its store at Applewood Village in Fremont, Ohio. During the second quarter of fiscal 1996, Wal-Mart vacated, as expected, to relocate to a newly constructed Supercenter several miles away. During the first quarter of fiscal 1996, the Company learned that Wal-Mart is also expected to relocate from Piedmont Plaza in Greenwood, South Carolina to a new Supercenter currently under construction in that market. Wal-Mart will remain obligated to pay rent and its share of expenses under the existing leases at Applewood Village and Piedmont Plaza through the remainder of its lease terms, which run through January 2010 and September 2009, respectively. Management will continue to work, in conjunction with GRT during the escrow period, to establish a long-term strategy for these assets.

        At the present time, the leasing status of the Company's non-Wal-Mart space remains strong. The Company's portfolio of 22 shopping centers was 98% leased overall as of May 31, 1996, and leased shop space, excluding anchors, was 91%. During the first quarter of fiscal 1996, Hamrick's, a regional clothing manufacturer and retailer took occupancy of approximately 17,000 square feet of space at Lexington Parkway Plaza. The Company spent approximately $87,000 on tenant improvements to prepare the space for this tenant which opened for business in December 1995. During the second quarter, an agreement with a third party developer to construct a JC Penney store and a mini-anchor space on land adjacent to the Aviation Plaza shopping center was reached. The construction of these stores, which is expected to be completed in the Fall of 1996, should enhance the appeal of and customer traffic at the property. During the third quarter, the new Hamrick's and Superpetz anchor stores totalling 40,000 square feet at East Pointe Plaza opened for business. The Company spent approximately $379,000 to re-configure this space to accommodate these two tenants. The only property with any significant vacancy is Sycamore Square, which was 89% leased as of May 31, 1996. This shopping center, which is located in Ashland City, Tennessee, is the smallest of the Company's properties with 93,000 square feet of leasable space.

        In addition to the general retail market conditions and Wal-Mart relocation risk discussed above, the decision by the Board to pursue a sale of the Company's real estate assets at the present time is also partly based on the refinancing risk to which the Company has been and would remain subject in the event that it continues to hold the operating properties for long-term investment purposes. The first mortgage loans secured by the College Plaza and Franklin Square properties are held by the same lender and were scheduled to mature during fiscal 1996. The principal balance of the College Plaza loan at May 31, 1996 was $6,862,000 and the original maturity date was April 23, 1996. The principal balance of the Franklin Square loan at May 31, 1996 was $6,600,000 and the original maturity date was June 21, 1996. During the quarter ended May 31, 1996, the Company reached an agreement with the lender of the College Plaza and Franklin Square notes on terms for an extension of the two notes. The maturity date of both notes was extended to March 31, 1997. Subsequent to the original maturity dates, the interest rate for both mortgage notes will be a variable rate equal to either prime plus 0.75% or LIBOR plus 2.75%, as selected by the Company. Formal closing of the College Plaza extension agreement occured in May 1996. Formal closing of the Franklin Square extension agreement is expected to occur during the fourth quarter of fiscal 1996. The next significant loan maturities are not scheduled until fiscal 1998. The obligation to repay the lenders with respect to the outstanding mortgage loans at the time of any potential sale transaction would be equal to the outstanding mortgage principal balance prior to unamortized loan buydown fees. In conjunction with a sale transaction, the amount of any remaining unamortized loan buydown fees ($3.9 million as of May 31, 1996) would be written off as a loss on the early extinguishment of debt. In addition, certain of the Company's outstanding mortgage loans include substantial prepayment penalties. Under the terms of the proposed portfolio sale transaction, GRT has agreed to pay the penalties and fees associated with prepaying or assuming the outstanding mortgage loans.

        As a result of the Company's plans to pursue a course of action which is expected to result in the sale of all of the operating investment properties during calendar year 1996, the Company's financial statements as of May 31, 1996 and August 31, 1995 reflect the classification of the operating investment properties and certain related assets as operating investment properties held for sale and the writedown of the individual properties to the lower of adjusted cost or net realizable value. The Company recorded an impairment loss for financial reporting purposes of $3,850,000 for the year ended August 31, 1995 in connection with this accounting treatment. An additional loss of $510,000 was recognized for the nine months ended May 31, 1996 to reserve for certain additional capitalized costs related to specific properties for which impairment losses were recorded in fiscal 1995. The resulting allowance for possible impairment loss applies only to the properties for which losses are expected based on their individual estimated fair values. The expected gains on properties for which fair value less costs to sell exceeds the adjusted cost basis would be recognized in the period in which a sale transaction is completed. Based on the proposed aggregate purchase price for the Company's assets discussed above, the Company would have recognized a net gain of approximately $9 million for financial reporting purposes if the potential sale transaction had been completed as of May 31, 1996. The Company will continue to recognize depreciation on its assets held for sale through the date of disposal which would increase the amount of the aggregate gain recognized upon the completion of the transaction. Costs to proxy the Company's shareholders and complete the potential sale transaction will be expensed as incurred.

        As previously reported, in September 1993, in order to take advantage of a negotiated prepayment right which was due to expire, PaineWebber Properties Incorporated (PWP), a general partner of the Advisor, purchased the mortgage note secured by Applewood Village from the original lender at par for $5,175,000. The Applewood Village mortgage loan was refinanced in June 1995 for $4,000,000 leaving a balance of $1,175,000 which PWP agreed to hold as an unsecured note payable. Subsequent to the quarter ended May 31, 1996, PWP agreed to release the Company from its remaining obligation under this promissory note. Effective June 1, 1996, the outstanding balance of this note payable to affiliate, of $1,136,000, was forgiven. The gain on forgiveness of indebtedness resulting from this transaction will be recognized in the Company's statement of operations in the fourth quarter of fiscal 1996.

        Based on the potential sale of the portfolio, pending the outcome of the shareholder vote regarding the transaction, the Board has determined that the payment of regular quarterly dividends will remain suspended for the present time. As of May 31, 1996, the Company had available cash and cash equivalents of $7,057,000. In the event that the proposed sale transaction is approved and completed, a portion of such amount will be used for the Company's working capital requirements (including portfolio sale expenses), as necessary, through the date of the Company's liquidation, which would be expected to occur in late calendar year 1996. If the sale transaction is not completed and the Company continues its operations as a going concern, such amount would also be used for leasing costs, financing expenses and, potentially, for dividends to the shareholders. In addition, as of May 31, 1996 the Company had a capital improvement reserve of $1,331,000 which is available, in part, to pay for potential costs of required future capital improvements to the operating properties. As of May 31, 1996, in accordance with the terms of the sale agreement discussed above, the Company remains obligated to fund approximately $500,000 in capital items prior to the final closing of the sale transaction and to establish a repair program for two roofs for which the Company is proceeding on claims against the manufacturer. In the event that the sale transaction is completed, the capital improvement reserve would be used for these two purposes and any remaining funds would be available for distribution to the shareholders. The amount of the Company's available cash assets, net of all disposition-related expenses and after the possible establishment of a reserve for contingent obligations, would be paid out to the shareholders following the closing of the proposed sale transaction in the event that such transaction is successfully completed. Management is currently working to finalize its estimates of disposition-related expenses and required reserves, if any, for contingent liabilities. Until such analysis is complete, it is not possible to determine the amount of any potential liquidating distribution to the shareholders. In addition, certain net assets and liabilities of the Company that could not be settled in cash prior to the Company's planned liquidation date in late calendar year 1996 might be transferred into a liquidating trust for the benefit of the shareholders. Under such circumstances, a nominal residual payment to the shareholders out of the liquidating trust would be expected to be made in a subsequent year. The Company is generally obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code. The Company incurred a loss for both book and tax purposes in 1995 and, therefore, was not required to pay a cash dividend in order to retain its REIT status. Due to the non-cash depreciation and amortization charges which will continue to be recognized for both book and tax purposes, losses are expected to be reported in 1996 as well, prior to any sale of the Company's operating investment properties.

Results of Operations
Three Months Ended May 31, 1996

        The Company reported a net loss of $626,000 for the three months ended May 31, 1996 as compared to a net loss of $20,000 for the same three-month period in fiscal 1995. The increase in net loss for the third quarter of fiscal 1996 resulted primarily due to costs totalling $551,000 incurred in the current three-month period in connection with the pending portfolio sale transaction and the recognition of an impairment loss of $128,000 for the current three-month period, as discussed further above. The portfolio sale expenses include certain legal and accounting expenses directly associated with the transaction and the related shareholder approval process. Such costs will continue to be expensed as incurred in future quarters. The unfavorable changes in the Company's net operating results were partially offset by slight increases in both rental and interest income and a decrease in general and administrative expenses. Interest income increased by $29,000 for the current three-month period due to the higher average invested cash reserve balances which have resulted from the suspension of the Company's dividend payments to shareholders. General and administrative expenses decreased by $62,000 for the current three-month period primarily due to a reduction in certain recurring professional fees.

Nine Months Ended May 31, 1996

        The Company reported a net loss of $2,128,000 for the nine months ended May 31, 1996 as compared to a net loss of $1,038,000 for the same nine-month period in fiscal 1995. This $1,090,000 increase in net loss resulted primarily from the combined effect of expenditures totalling $1,282,000 incurred in the current nine-month period in connection with the pending portfolio sale transaction and the recognition of an impairment loss of $510,000 for the current nine-month period, as discussed further above. In addition, rental revenues decreased by $148,000 primarily due to a decrease in tenant reimbursements during the nine-month period ended May 31, 1996 when compared to the same period in fiscal 1995. The Company's portfolio of shopping center properties was 98% leased overall for both nine-month periods ended May 31, 1996 and 1995. Leased shop space, excluding anchors, averaged 91% for the nine months ended May 31, 1996, down from 92% for the same period in the prior year. An increase in property operating expenses of $174,000, which resulted mainly from an increase in snow removal costs at several properties from the record breaking snowfall levels this winter, also contributed to the increase in the Company's net loss for the current nine-month period. The unfavorable changes in the Company's net operating results were partially offset by an increase in interest income and decreases in the interest, general and administrative, REIT management fee and financial and investor servicing expense categories. Interest income increased by $146,000 due to the higher average invested cash reserve balances which have resulted from the suspension of the Company's dividend payments to shareholders. Interest expense decreased by $147,000 during the nine-month period ended May 31, 1996 primarily due to the reduction in effective interest rates associated with certain loans refinanced in fiscal 1995. General and administrative expenses decreased by $561,000 mainly due to costs incurred in the prior year related to an independent valuation of the Company's operating properties which was commissioned in fiscal 1995 as part of management's refinancing and portfolio management efforts. REIT management fees and financial and investor servicing expenses declined by a total of $236,000 due to the Advisor's decision to waive collection of such amounts effective March 1, 1995. As discussed further in the Annual Report, the Advisor agreed to forego payments for its services as an accommodation to the Company in order to maximize earnings and cash flow while the strategic plans regarding the Company's future operations were evaluated and implemented.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As previously disclosed, an affiliate of the Advisor to the Company was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of shares of the Company's common stock. The Company is not a defendant in this action. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in this class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to shareholders in Retail Property Investors, Inc.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Company's shareholders cannot be determined at the present time.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

     In July 1996,  approximately 15 plaintiffs filed an action entitled Barstad
v. PaineWebber Inc. in Maricopa County, Arizona Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $752,000 plus punitive damages.

     Under certain limited circumstances, pursuant to the Advisory Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. However, PaineWebber and its affiliates have formally waived all such rights with regard to this litigation and any other similar litigation that has been or may be threatened, asserted or filed by or on behalf of purchasers of the Company's common stock. Thus, the Advisor believes that these matters will have no material effect on the Company's financial statements, taken as a whole.

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:     NONE

(b)  Reports on Form 8-K:

     A Current Report dated March 12, 1996 on Form 8-K was filed by the registrant during the third quarter of fiscal 1996, reporting the proposed sale of the Company's real estate portfolio.

                       RETAIL PROPERTY INVESTORS, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RETAIL PROPERTY INVESTORS, INC.






                            By: /s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and Chief
                                 Financial Officer


Dated:  July 9, 1996