Form 10-K405/A
period 1995-08-31
RETAIL PROPERTY INVESTORS INC
filed 1996-07-18
CIK 852748

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2
                                  (As Amended)

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1995

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


               Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
 Title of each class                                      which registered
       None                                                    None

           Securities registered pursuant to Section 12(g) of the Act:
                     Shares of Common Stock, $.01 Par Value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Shares of common stock outstanding as of August 31, 1995:  5,010,050.
     The aggregate sales price of the shares sold was $100,201,000. This does not reflect market value. There is no current market for these shares.

                           DOCUMENTS INCORPORATED BY REFERENCE
           Documents                                  Form 10-K Reference
Original Offering Prospectus of registrant                Part IV
dated October 6, 1989, as supplemented

                       RETAIL PROPERTY INVESTORS, INC.
                                1995 FORM 10-K

                              TABLE OF CONTENTS


Part I                                                                 Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-5

Item  3     Legal Proceedings                                           I-8

Item  4     Submission of Matters to a Vote of Security Holders         I-8


Part  II

Item  5     Market for the Registrant's Shares and
               Related Stockholder Matters                             II-1

Item  6     Selected Financial Data                                    II-1

Item  7     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                               II-2

Item  8     Financial Statements and Supplementary Data                II-8

Item  9     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                II-8


Part III

Item 10     Directors and Executive Officers of the Registrant        III-1

Item 11     Executive Compensation                                    III-3

Item 12     Security Ownership of Certain Beneficial Owners
                and Management                                        III-4

Item 13     Certain Relationships and Related Transactions            III-4


Part  IV

Item 14     Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                            IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-27

                                    PART I

Item 1.  Business

    Retail Property Investors, Inc. (the "Company"), formerly PaineWebber Retail Property Investments, Inc., is a corporation organized on August 9, 1989 in the Commonwealth of Virginia for the purpose of investing in a portfolio of retail shopping centers located throughout the midwestern, southern and southeastern United States. The Company has elected and intends to continue to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. On October 23, 1989, the Company commenced an initial public offering of up to 10,000,000 shares of its Common Stock (the "Shares"), priced at $10 per Share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-29755). The initial offering closed during the second quarter of fiscal 1991, after 10,020,100 shares had been sold (including the sale of 20,100 shares to an affiliate, PaineWebber Group, Inc.), representing gross proceeds of $100,201,000. The Company was originally organized as a finite-life, non-traded REIT that had a stated investment policy of investing exclusively in shopping centers in which Wal-Mart Stores Inc. ("Wal-Mart") was or would be an anchor tenant. The Company invested the net proceeds of the initial public offering in 22 Wal-Mart anchored shopping centers, as discussed in more detail below. During fiscal 1993, the Company's Board of Directors proposed three amendments to the Company's Articles of Incorporation and two resolutions, all of which were approved at a Special Meeting of Shareholders which was held on September 7, 1993. The amendments to the Articles of Incorporation changed the Company from a "finite-life" corporation to an "infinite-life" corporation, increased the number of authorized shares of the Company's Common Stock from 12,500,000 to 25,000,000 and changed the Company's name. The resolutions approved a 1 for 2 Reverse Stock Split of the Company's outstanding shares of Common Stock and affirmed the Company's investment authority under the Articles of Incorporation and Bylaws to invest in property other than shopping centers anchored by Wal-Mart stores.

    The amendments to the Company's Articles of Incorporation and the resolutions which were approved in September 1993 were proposed as part of a plan to reposition the Company in response to changes in the market for publicly held REITs at that time. As reported by the National Association of Real Estate Investment Trusts, Inc., capital formation by REITs in 1993 was the greatest in the industry's 33-year history. The increased activity represented a potentially attractive source of capital for the Company to refinance its outstanding mortgage indebtedness and to take advantage of future growth opportunities in the improving real estate market which existed at that time. During 1993, the Board of Directors determined that in order to best position the Company to access the public capital markets, it would be in the Company's best interests to convert from an externally advised REIT to a self-administered REIT. The Company also investigated the possibility of acquiring a third-party property management and leasing company which would enable property management activities to be conducted internally. In conjunction with these initiatives, the Board of Directors presented several proposals for consideration at the Annual Meeting of Shareholders which was held on November 4, 1994. Approval of these proposals, which involved further amendments to the Company's Articles of Incorporation and Bylaws, was required in order to enable the Company to proceed with an equity offering of its common stock, to pursue listing of the Company's common stock on a national securities exchange and to permit a conversion to self-administration. All of the proposals were approved at the Annual Meeting by the required affirmative vote of the shareholders.

    As discussed further in Item 7, due to changes in interest rate levels and other market factors which adversely affected the market for new public REIT equity offerings during the latter half of calendar 1994 and the first half of calendar 1995, the Company has not completed the final phase of its restructuring plans. In view of the existing capital market conditions, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board of Directors regarding options available to the Company. The strategic options considered included, among other things, a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. In November 1995, Lehman presented a summary to the Board of the proposals received to date. All of the proposals were indications of interest from third parties to buy the Company's real estate assets. At such time, the Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting firm offers to purchase the Company's portfolio of operating investment properties. The Directors have instructed Lehman to work with the various third parties that have expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders. At the conclusion of this process, which will include all required buyer's due diligence, the Directors expect to submit and recommend for approval by the shareholders what, in their judgment, is the most favorable proposal. Pursuant to the Company's Articles of Incorporation, the sale of all, or substantially all, of the Company's real estate assets would require shareholder approval. Because the sale of the Company's real estate assets remains contingent upon, among other things, satisfactory completion of buyers' due diligence, negotiation of a definitive sales agreement and the required shareholder approval of such a transaction, there are no assurances that a portfolio sale transaction will be completed.

    As of August 31, 1995, the Company owned 22 retail shopping centers located in nine central and eastern states aggregating approximately 4.4 million square feet of gross leasable area. All of the properties acquired to date are anchored by Wal-Mart stores. The typical property profile for the Company portfolio is a community shopping center of roughly 180,000 square feet (they range in size from 93,304 to 490,970 square feet) anchored by Wal-Mart and a major grocery chain store. The Wal-Mart anchors range in size from 41,000 to 149,000 square feet. The properties generally include designated expansion areas or available land parcels for expansion. At many of the centers, in addition to the Wal-Mart and grocery anchors, there are also national credit tenants such as Sears, JC Penney, Goody's and Lowe's, among others. All centers contain a moderate amount of shop space which is leased to both credit and non-credit tenants. Of the gross leasable space at the Company's properties, 49% is leased to Wal-Mart and its affiliates and 40% is leased to other national and regional credit tenants. The Company's properties are generally located on major state and federal highways, with many at intersections of primary thoroughfares. The majority of the properties are located in county seat markets with a few located in smaller metropolitan areas or at the fringe of larger metropolitan areas.

    Shopping center leases typically provide for a minimum base rental per square foot which the tenant is obligated to pay in all cases ("Minimum Base Rent"), plus additional rentals equal to a negotiated percentage of gross receipts or gross sales above a stated sales volume ("Percentage Rentals"). Small tenants typically pay from 3% to 6% in Percentage Rentals. Anchor tenants or other significant tenants often pay lower Percentage Rentals, and sometimes no Percentage Rentals. The typical Wal-Mart department store lease provides that no Percentage Rentals will be paid during the first seven years. Thereafter, Percentage Rentals will equal only .5% to .75% of gross receipts in excess of the gross receipts during the seventh year of the lease, up to a maximum of $1.00 per square foot. The Company has not realized a significant amount of income from Percentage Rentals to date. In addition to rentals, tenants are ordinarily required to pay their pro rata share of real estate taxes, certain insurance premiums, and other common area maintenance costs. However, the Wal-Mart leases generally contain a limit on Wal-Mart's share of such costs. Certain other costs are usually not paid by the tenants. For example, the landlord is usually responsible for maintaining roofs, exterior walls, foundations and parking areas to some extent.

    As of August 31, 1995, the Company owned the investment properties referred to below:

Property Name                             Date of
and Location (1)     Type of Property     Investment            Size
- ---------------      ----------------     -----------       --------------

Village Plaza        Shopping Center         8/16/89        490,970 Sq. Ft.
Augusta, GA

Logan Place          Shopping Center         1/18/90        114,748 Sq. Ft.
Russellville, KY

Piedmont Plaza       Shopping Center         1/19/90        249,052 Sq. Ft.
Greenwood, SC

Artesian Square      Shopping Center         1/30/90        177,428 Sq. Ft.
Martinsville, IN

Property Name                             Date of
and Location (1)     Type of Property     Investment            Size
- ---------------      ----------------     -----------       --------------
(continued)

Sycamore Square      Shopping Center         4/26/90         93,304 Sq. Ft.
Ashland City, TN

Audubon Village      Shopping Center         5/22/90        124,592 Sq. Ft.
Henderson, KY

Crossroads Centre    Shopping Center         6/15/90        242,430 Sq. Ft.
Knoxville, TN

East Pointe Plaza    Shopping Center         8/7/90         238,722 Sq. Ft.
Columbia, SC

Cross Creek Plaza    Shopping Center         12/19/90       237,801 Sq. Ft.
Beaufort, SC

Cypress Bay Plaza    Shopping Center         12/19/90       258,245 Sq. Ft.
Morehead City, NC

Walterboro Plaza     Shopping Center         12/19/90       132,130 Sq. Ft.
Walterboro, SC

Lexington Parkway    Shopping Center         3/5/91         210,190 Sq. Ft.
  Plaza
Lexington, NC

Roane County Plaza   Shopping Center         3/5/91         160,198 Sq. Ft.
Rockwood, TN

Franklin Square      Shopping Center         6/21/91        237,062 Sq. Ft.
Spartanburg, SC

Barren River Plaza   Shopping Center         8/9/91         234,795 Sq. Ft.
Glasgow, KY

Cumberland Crossing  Shopping Center         8/9/91         144,734 Sq. Ft.
LaFollette, TN

Applewood Village    Shopping Center         10/25/91       140,039 Sq. Ft.
Fremont, OH

Aviation Plaza       Shopping Center         8/31/92        174,715 Sq. Ft.
Osh Kosh, WI

Crossing Meadows     Shopping Center         8/31/92        233,984 Sq. Ft.
Onalaska, WI

Southside Plaza      Shopping Center         10/21/92       172,293 Sq. Ft.
Sanford, NC

College Plaza        Shopping Center         4/29/93        178,431 Sq. Ft.
Bluefield, VA

Marion Towne Center  Shopping Center         6/23/93        156,558 Sq. Ft.
Marion, SC

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the mortgage debt encumbering these real estate investments.

    Wal-Mart remains one of the leading and fastest growing discount mass merchandisers in the United States. As a principal anchor tenant, Wal-Mart frequently participates with the developer during the site planning stage and may influence the developer's decisions regarding site development, architectural design and other aspects of retail center development. An anchor tenant usually commits to a long-term lease with an initial term of 10 to 20 years or more with a succession of renewal options. All of the Company's Wal-Mart leases have an initial term of 20 years. Anchor tenants frequently pay lower rents than non-anchor tenants; however, commitments of anchor tenants who are creditworthy and have proven track records may enable a developer to obtain financing and reduce the speculative risk of the development. The presence of a stable anchor tenant also lends economic stability to the shopping center because of its long-term lease. It has been demonstrated that the presence of a strong anchor tenant will attract more customers, which in turn may support the business of other tenants. As discussed further in Item 7, Wal-Mart has begun building "supercenters", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broad trend among retailers to maximize selling areas and reduce costs by constructing supercenters or by emphasizing larger properties and closing smaller, marginal stores. In response to these changes, which occurred during the Company's initial acquisition phase, management became particularly selective in its purchase of existing centers in an effort to address Wal-Mart's changing needs by generally purchasing centers with larger Wal-Mart stores which also had future expansion capabilities. Despite such efforts to alter the Company's acquisition criteria to accommodate Wal-Mart's strategic growth plans, there are no assurances that the Company will be able to satisfy Wal-Mart's space and location preferences in any markets in which Wal-Mart determines that expansion of its existing facilities is desirable. In the event Wal-Mart were to vacate any of the Company's properties, it would remain obligated to pay rent and its share of operating expenses through the remaining terms of the leases. However, unless a suitable replacement anchor tenant could be located, such a relocation of a Wal-Mart store would have a long-term negative impact on renewals by other tenants and on the long-term performance of the affected shopping center. Certain tenants of the Company's properties have co-tenancy clauses in their lease agreements which stipulate that if the Wal-Mart anchor space is vacant these tenants are entitled to pay a reduced amount of rent and, in some cases, retain the right to terminate their lease agreements. Management expects that there will be Wal-Mart relocation vacancies at certain of its properties as a result of this trend toward supercenter construction. Wal-Mart's business, as with most retail sales, is seasonal to an extent, with the highest volume of sales occurring between the months of November and January and the lowest volume of sales occurring between the months of February and April. The Wal-Mart discount stores compete with other department, discount department, grocery, drug variety and specialty stores, many of which are national or regional chains. The Company competes for retail tenants with other properties of similar type in the markets in which its shopping centers are located, generally on the basis of location, rental rates, tenant improvement allowances, and tenant mix.

    The Company is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

    There currently are four directors of the Company, three of whom are not affiliated with the Advisor. The Directors are subject to removal by the vote of the holders of a majority of the outstanding Shares. The Directors are responsible for the general policies of the Company, but they are not required to conduct personally the business of the Company. Subject to the supervision of the Company's Board of Directors, the business of the Company has been managed to date by PaineWebber Realty Advisors, L.P. (the "Advisor"), a limited partnership composed of PaineWebber Properties Incorporated ("PWPI"), a Delaware corporation, and Properties Associates, L.P., a Virginia limited partnership. Both partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI"). PWI is a subsidiary of PaineWebber Group Inc. ("PaineWebber").

    The terms of transactions between the Company and the Advisor and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

    The Company owns directly, or through a partnership interest, the operating properties referred to under Item 1 above to which reference is made for the description, name and location of such properties.

      Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                        Percent  Leased At
                                        ------------------         Fiscal  1995
                       11/30/94    2/28/95     5/31/95     8/31/95    Average
                       --------    -------     -------     -------    -------

Village Plaza            100%       100%        100%        100%        100%
Logan Place               97%        97%         98%         98%         98%
Piedmont Plaza           100%       100%        100%        100%        100%
Artesian Square          100%       100%        100%        100%        100%
Sycamore Square           93%        87%         87%         89%         89%
Audubon Village           93%        94%         94%         94%         94%
Crossroads Centre        100%       100%         99%        100%        100%
East Pointe Plaza         82%        82%         82%         82%         82%
Cross Creek Plaza         98%        98%         98%         98%         98%
Cypress Bay Plaza         98%        98%         98%         98%         98%
Walterboro Plaza          95%        95%         95%         95%         95%
Lexington Parkway Plaza   96%        96%         88%         88%         92%
Roane County Plaza       100%       100%        100%        100%        100%
Franklin Square          100%       100%        100%        100%        100%
Barren River Plaza       100%       100%        100%        100%        100%
Cumberland Crossing      100%       100%        100%        100%        100%
Applewood Village        100%       100%        100%        100%        100%
Aviation Plaza            99%        99%         99%         99%         99%
Crossing Meadows         100%       100%        100%        100%        100%
Southside Plaza          100%       100%        100%        100%        100%
College Plaza            100%       100%        100%        100%        100%
Marion Towne Center      100%       100%        100%        100%        100%

    The Village Plaza shopping center, located in Augusta, Georgia, is the Company's largest property, representing 11% of the Company's total assets as of August 31, 1995 and 11% of the Company's total revenues for the year ended August 31, 1995. The Village Plaza property is encumbered by a mortgage loan with a principal balance of $18,900,000 as of August 31, 1995. The loan bears interest at 8% (after the effect a loan buydown fee paid at inception) and requires monthly payments of interest-only through November 1996. Thereafter, monthly payments of principal and interest totalling $138,682 are due through maturity on November 1, 1999. At maturity, a balloon payment of $18,401,949 would be due. For calendar year 1995, the Company owed real estate taxes with respect to Village Plaza at a rate of $27.22 per $1,000 of assessed value. Such taxes amounted to $101,339.

    Certain information concerning the Federal income tax basis of the Village Plaza property and the methods of depreciation used for Federal income tax purposes is summarized below (in thousands):

                                    Federal income
                                    tax basis          Method of
Property component                  as of 9/30/95      depreciation used
- ------------------                  -------------      -----------------

   Land                              $ 6,307           N/A
   Land improvements                   3,556           20  year straight-line
   Building                           14,321           40  year straight-line
   Personal property                     971           12  year straight-line
   Tenant improvements                    40           12  year straight-line
                                     -------
                                     $25,195
                                     =======

    As of August 31, 1995, three tenants leased greater than 10% of the leasable square footage at Village Plaza. Certain information regarding these tenants and their leases is summarized below:

                              Square      Annual      Lease
                              Feet        Base        Expiration  Renewal
    Tenant        Merchandise Occupied    Rent        Date        Options
    ------        ----------- --------    ----        ---------   -------

    Wal-Mart      Discount    149,211  $ 380,937      10/28/08   5 successive
                  Department                                     5-year options
                  Store

    Sam's Club    Member      106,728  $ 531,505      7/11/08    5 successive
                  Warehouse                                      5-year options
                  (Wal-Mart
                    affiliate)

    Home Quarters Home        95,971   $ 434,874      1/31/09    4 successive
                  Improvements                                   5-year options

    Scheduled lease expirations at Village Plaza over the next ten years are summarized as follows:

                                    Square         Annual
                                    footage        base rent
    Year          Number            of             of             Percent
    ended         of leases         expiring       expiring       of total
    August 31     expiring          leases         leases         base rent
    ---------     --------          --------       --------       ---------

    1996            3               5,600       $  69,700            3%
    1997            1               1,600       $  21,600            1%
    1998            5              15,500       $ 175,699            7%
    1999            3              48,960       $ 355,236           14%
    2000            4               8,400       $  96,000            4%
    2001            -                   -               -             -
    2002            1              23,000       $ 184,000            7%
    2003            -                   -               -             -
    2004            -                   -               -             -
    2005            -                   -               -             -

    The average leased percentage and effective rent per square foot for Village Plaza for each of the past five fiscal years is summarized as follows:


     Fiscal 1991         Fiscal  1992        Fiscal 1993         Fiscal 1994         Fiscal 1995
- ----------------     ------------------  -----------------  -----------------   ----------------
          Effective              Effective          Effective           Effective          Effective
          Rent                   Rent               Rent                Rent               Rent
          per                    per                per                 per                per
Average % Square     Average %   Square  Average %  Square   Average %  Square  Average %  Square
Leased    Foot *     Leased      Foot *  Leased     Foot *   Leased     Foot*   Leased     Foot*
94%       $5.99      98%         $5.61   100%       $5.90    100%       $5.95   100%       $5.98


* Effective rent per square foot is calculated as total annualized base and percentage rent divided by average occupied square feet. The amount of occupied square feet used for this calculation excludes two expansions of the Wal-Mart anchor store at Village Plaza because the expansions are not owned by the Company and, therefore, are not covered under the terms of the lease agreement.

    The average leased percentage and effective rent per square foot for each property (other than Village Plaza) for each of the past three fiscal years is summarized as follows:

     The average leased percentage and effective rent per square foot for each property (other than Village Plaza) for each of the past three fiscal years is summarized as follows:
                           Fiscal 1993         Fiscal 1994        Fiscal 1995
                       -------------------  ----------------    --------------
                                Effective            Effective       Effective
                                 Rent                 Rent              Rent
                                 per                  per               per
                      Average    Square    Average    Square   Average  Square
                      % Leased   Foot *    % Leased   Foot*    % Leased Foot*
                       ------    ------     ------    -----    ------   ------
Logan Place              92%    $  4.10       95%    $  3.99     98%   $  4.01
Piedmont Plaza           99%    $  5.50      100%    $  5.50    100%   $  5.76
Artesian Square          98%    $  4.84      100%    $  5.17    100%   $  5.23
Sycamore Square          79%    $  4.79       86%    $  4.52     89%   $  4.54
Audubon Village          96%    $  5.52       93%    $  5.25     94%   $  5.33
Crossroads Centre        98%    $  4.85       99%    $  4.66    100%   $  4.70
East Pointe Plaza        73%    $  6.00       76%    $  5.90     82%   $  5.86
Cross Creek Plaza        96%    $  5.82       96%    $  5.94     98%   $  5.92
Cypress Bay Plaza        93%    $  5.21       97%    $  5.38     98%   $  5.66
Walterboro Plaza         98%    $  5.16       97%    $  5.17     95%   $  5.22
Lexington Parkway Plaza  99%    $  4.86       98%    $  4.99     92%   $  4.98
Roane County Plaza       99%    $  4.75       99%    $  4.76    100%   $  4.80
Franklin Square         100%    $  5.07      100%    $  5.18    100%   $  5.27
Barren River Plaza       99%    $  5.24      100%    $  5.15    100%   $  5.26
Cumberland Crossing      97%    $  5.17      100%    $  5.22    100%   $  5.32
Applewood Village        99%    $  4.99      100%    $  5.09    100%   $  5.15
Aviation Plaza          100%    $  5.26      100%    $  5.28     99%   $  5.31
Crossing Meadows         98%    $  5.36      100%    $  5.49    100%   $  5.61
Southside Plaza         100%    $  5.99      100%    $  5.91    100%   $  5.88
College Plaza           100%    $  6.24      100%    $  6.26    100%   $  6.30
Marion Towne Center     100%    $  5.68      100%    $  5.70    100%   $  5.64

* Effective rent per square foot is calculated as total annualized base and percentage rent divided by average occupied square feet. The amount of occupied square feet used for this calculation excludes certain expansions of the Wal-Mart anchor stores at five of the properties because such expansions are not owned by the Company and, therefore, are not covered under the terms of the respective lease agreements.

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership interests and common stock, including the securities offered by the Company. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Properties Incorporated, which is the General Partner of the Advisor. The Company is not a defendant in the New York Limited Partnership Actions. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges, among other things, that, in connection with the sale of common stock of the Company, the defendants (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Company's anticipated performance; and (3) marketed the
Company to investors for whom such investments were not suitable. The plaintiffs, who are not shareholders of the Company but are suing on behalf of all persons who invested in the Company, also allege that following the sale of the common stock of the Company the defendants misrepresented financial information about the Company's value and performance. The amended complaint alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the Company, as well as disgorgement of all fees and other income derived by PaineWebber from the Company. In addition, the plaintiffs also seek treble damages under RICO.

     The defendant's time to move against or answer the complaint has not yet expired, but the Company is informed that PWPI intends to vigorously contest the allegations of this litigation. The Advisory Agreement and the Company's Articles of Incorporation require the Company to indemnify the Advisor and other PaineWebber affiliates for costs and liabilities of litigation in certain limited circumstances. Management has had discussions with representatives of PaineWebber, and, based on such discussions, the Company does not believe that PaineWebber intends to invoke the indemnity. However, if PaineWebber were to demand the indemnity and such obligation were deemed applicable and enforceable in connection with the New York Limited Partnership Actions, the indemnity could have a material adverse effect on the Company's financial statements, taken as a whole.

     In addition, two of the Company's shareholders initiated proceedings in Virginia state court during fiscal 1995 to compel the Company to deliver the names and addresses of shareholders. One shareholder has withdrawn his suit and settled out of court in a confidential settlement with PaineWebber Incorporated. In the second suit, the circuit court found in favor of the plaintiff and ordered the Company to provide the names and addresses of shareholders. As of the date of this report, the circuit court has stayed the order pending the Company's application for review by the Supreme Court of Virginia. Management believes that this action will be resolved without material adverse effect on the Company's financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5.  Market for the Registrant's Shares and Related Stockholder Matters

      During the initial public offering period, which commenced October 23, 1989 and closed in the second quarter of fiscal 1991, the selling price of the shares of common stock was $10 per Share (prior to the effect of the 1 for 2 reverse stock split which was effected in fiscal 1994). As of August 31, 1995, there were 5,986 record holders of the Company's Shares. At the present time, there is no established public market for the resale of the Shares.

      The Company is required to make distributions to shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. The Company incurred a taxable loss in fiscal 1995 and therefore, was not required to pay a cash dividend in order to retain its REIT status.

Item 6.  Selected Financial Data
                       RETAIL PROPERTY INVESTORS, INC.
                    (In thousands, except per share data)
            Years ended August 31, 1995, 1994, 1993, 1992 and 1991

                              1995      1994       1993     1992       1991
                              ----      ----       ----     ----       ----
Revenues                   $ 25,009  $ 24,590   $ 22,606  $ 18,582   $ 14,485

Net income (loss) before
   cumulative effect
   of change in
   accounting method       $ (6,364) $ (6,070) $  (1,732) $ (1,990)  $     78

Cumulative effect on
   prior periods (to
   August 31, 1990)
   of change in
   accounting method      $      --  $     --  $      --  $     --   $    338

Net income (loss)         $  (6,364) $ (6,070) $  (1,732) $ (1,990)  $    416

Per share amounts (1):
  Net income (loss)
   before cumulative
   effect of change in
   accounting method      $    (1.27)$   (1.21) $   (0.35)$  (0.40)  $   0.02

  Cumulative effect on
   prior periods (to
   August 31, 1990)
   of  change in
   accounting method      $      --  $      --  $      --  $    --   $   0.06

  Net income (loss)       $   (1.27) $   (1.21) $   (0.35) $ (0.40)  $   0.08

  Cash dividends
   declared               $      --  $    0.80  $    1.60  $   1.60  $   1.52

Mortgage notes
   payable, net           $ 156,508  $  157,599 $  156,547  $135,978 $ 113,528

Total assets              $ 202,544  $  208,910 $  219,086  $207,619 $ 199,568


(1) The above per share amounts have been adjusted to give effect to a 1 for 2 reverse stock split of the common stock effective as of September 7, 1993. See the accompanying financial statements of the Company for further details regarding the reverse stock split.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above earnings and cash dividends declared per share of common stock are based upon the weighted average number of shares outstanding on a daily basis during the years ended August 31, 1995, 1994, 1993, 1992 and 1991, as adjusted for the 1 for 2 reverse stock split effective September 7, 1993 (5,010,050, 5,010,050, 5,010,050, 5,010,050 and 4,927,517, respectively). The actual per share computation for each shareholder for periods prior to fiscal 1992 will vary according to when the shareholder's shares were issued.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Company was formed for the purpose of investing in a portfolio of retail shopping centers anchored primarily by discount retailers and has invested in centers containing Wal-Mart Stores, Inc. ("Wal-Mart") as the principal anchor tenant. The Company raised $100,201,000 in an initial public offering between October 1989 and December 1990 and completed the investment of the initial net offering proceeds in fiscal 1993 with the acquisition of the last of its 22 shopping centers. These centers, which were financed with approximately 75% leverage, contain approximately 4.4 million square feet of leasable space and include other national and regional credit tenants. Of the total gross leasable square footage at the Company's properties, 49% is leased to Wal-Mart and its affiliates and 40% is leased to other national and regional credit tenants. The overall portfolio occupancy level was 99% as of August 31, 1995. The Company was originally organized as a finite-life, non-traded REIT. During fiscal 1993, management of the Company began to pursue a plan to reposition the Company in response to changes in the market for publicly held REITs at that time. As reported by the National Association of Real Estate Investment Trusts, Inc., capital formation by REITs in 1993 was the greatest in the industry's 33-year history. The increased activity represented a potentially attractive source of capital for the Company to refinance its outstanding mortgage indebtedness and to take advantage of future growth opportunities in the improving real estate market which existed at that time. In order to position the Company to access the public capital markets, certain changes to the Company's Articles of Incorporation and Bylaws were required. Such changes, which were approved by the required affirmative vote of the shareholders, involved, among other things, the conversion of the Company from a "finite-life" corporation to an "infinite-life" corporation, an increase in the number of authorized shares of the Company's common stock from 12,500,000 to 25,000,000, the completion of a 1 for 2 Reverse Stock Split of the Company's outstanding shares of common stock and the conversion from an externally advised REIT to a self-administered REIT.

      Due to changes in interest rate levels and other market factors which adversely affected the market for new public REIT equity offerings during the latter half of calendar 1994 and the first half of calendar 1995, the Company has not completed the final phase of its restructuring plans, which included the conversion to self-administration, the completion of a second equity offering of its common stock and the listing of the Company's common stock on a national securities exchange. In view of the existing capital market conditions and the resulting possibility that such restructuring plans might not be feasible in the near term, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board of Directors regarding options available to the Company. The strategic options considered included, among other things, a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. Lehman's services have included the solicitation and identification of potential transactions for the Company, the evaluation of these transactions, and the provision of advice to the Board regarding them. In November 1995, Lehman presented a summary to the Board of the proposals received to date. All of the proposals were indications of interest from third parties to buy the Company's real estate assets. At such time, the Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting firm offers to purchase the Company's portfolio of operating investment properties. The Directors have instructed Lehman to work with the various third parties that have expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders. At the conclusion of this process, which will include all required buyer's due diligence, the Directors expect to submit and recommend for approval by the shareholders what, in their judgment, is the most favorable proposal. Pursuant to the Company's Articles of Incorporation, the sale of all, or substantially all, of the Company's real estate assets would require shareholder approval. Because the sale of the Company's real estate assets remains contingent upon, among other things, satisfactory completion of buyer's due diligence, negotiation of a definitive sales agreement and the required shareholder approval, there are no assurances that such a transaction will be completed.

      The Company's original investment objectives were to (1) provide quarterly cash distributions, a substantial portion of which was expected to have deferred federal income tax liability; (ii) achieve long-term capital appreciation through potential appreciation in the values of the Company's properties; and
(iii) preserve and protect the shareholders' capital. The Company, for the most part, has not achieved these original objectives. From its inception in 1989 through the end of fiscal 1993, the Company was in the process of investing the net proceeds of its initial public offering. Delays in the placement of such proceeds in real estate assets resulted from a number of unforeseen changes in the real estate and mortgage financing markets. Because the acquisition period was longer than originally anticipated and because there was a significant decline in short-term reinvestment rates during the acquisition period, the Company had lower than anticipated earnings during this period. In addition to the extended acquisition period, the Company's earnings were affected by changes in its acquisition criteria. As Wal-Mart accelerated its in-house development activity and increased the size of its prototype store, the Company attempted to keep pace with these developments by modifying its acquisition criteria. As a result, acquisition costs exceeded the original budgets for legal and investment analysis expenses. The consequences of these conditions are that the Company supported a portion of its quarterly dividend payments to shareholders during this period by returning capital from cash reserves. The use of cash reserves in this manner, along with the need for funds to pay for the initial costs of pursuing the desired restructuring and recapitalization transactions, led to the Directors' decision to suspend dividend payments in the second quarter of fiscal 1994. Through the date of the dividend suspension in fiscal 1994, shareholders had received total dividend payments of approximately $30.8 million, of which approximately $9.7 million was from cash reserves. Based on the preliminary results of Lehman's solicitation of potential transactions, it does not appear that the Company will realize any appreciation in the aggregate value of the operating investment properties if, as expected, it completes a portfolio sale transaction in the near term. The unadjusted cost basis of the Company's portfolio of operating properties totalled $222,974,000 (including capitalized acquisition fees and expenses of $6.7 million) as of August 31, 1995. Real estate values for retail shopping centers in many markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. In addition, the conditions in the capital markets for public REIT stocks discussed further above have resulted in a drop off in acquisition demand from large institutional buyers of retail properties. Lastly, certain strategic changes in Wal-Mart's corporate growth plans, which are discussed in more detail below, appear to have resulted in potential buyers attributing a higher leasing risk to the Company's portfolio of properties. In light of such conditions, the Board of Directors believes that a bulk sale of the portfolio of properties may result in higher net proceeds than if the properties were sold on an individual basis, and therefore may represent the best available course of action for the Company's shareholders.

     Based on the Board's decision to solicit offers to purchase the Company's portfolio of properties in the near term, the payment of regular quarterly dividends will not be reinstated at this time. A distribution of net sales proceeds and accumulated cash reserves, after payment of all liquidation-related expenses, would be made subsequent to the completion of a sale transaction. As a result of the Company's plans to pursue a course of action which is expected to result in the sale of all of the operating investment properties during fiscal 1996, the Company's financial statements as of August 31, 1995 reflect the reclassification of the operating investment properties and certain related assets to operating investment properties held for sale and the writedown of the individual properties to the lower of adjusted cost or net realizable value. The Company recorded an impairment loss for financial reporting purposes of $3,850,000 in fiscal 1995 in connection with this accounting treatment. The resulting writedown applies only to the properties for which losses are expected based on the estimated fair values. The expected gains on properties for which fair value less costs to sell exceeds the adjusted cost basis will be recognized in the period in which a sale transaction is completed.

     Over the past several years, Wal-Mart has significantly changed its prototype store concept, requiring larger stores with additional expansion space to accommodate increasing per store sales volume. Additionally, Wal-Mart has begun building "supercenters", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broad trend among retailers to maximize selling areas and reduce costs by constructing supercenters or by emphasizing larger properties and closing smaller, marginal stores. In response to these changes, which occurred during the Company's initial acquisition phase, management became particularly selective in its purchase of existing centers in an effort to address Wal-Mart's changing needs by generally purchasing centers with larger Wal-Mart stores which also had future expansion capabilities. Despite such efforts to alter the Company's acquisition criteria to accommodate Wal-Mart's strategic growth plans, there are no assurances that the Company will be able to satisfy Wal-Mart's space and location preferences in any markets in which Wal-Mart determines that expansion of its existing facilities is desirable. In the event Wal-Mart were to vacate any of the Company's properties, it would remain obligated to pay rent and its share of operating expenses through the remaining terms of the leases, which have scheduled expiration dates between the years 2007 and 2012. However, unless a suitable replacement anchor tenant could be located, such a relocation of a Wal-Mart store would have a long-term negative impact on renewals by other tenants and on the long-term performance of the affected shopping center. Certain tenants of the Company's properties have co-tenancy clauses in their lease agreements which stipulate that if the Wal-Mart anchor space is vacant these tenants are entitled to pay a reduced amount of rent and, in some cases, retain the right to terminate their lease agreements. To date, Wal-Mart has completed or begun expansions of its existing stores at 6 of the Company's 22 properties. At both the Village Plaza and Franklin Square properties, two separate expansions of the original Wal-Mart space have been completed to date. Such Wal-Mart expansions have been constructed and financed by Wal-Mart and, as a result, do not generate any additional rental income for the Company. However, benefits to the Company include increased shopper traffic as described above which generally strengthens the performance of other tenants in the center, cost savings which result from sharing fixed operational expenses over a larger tenant base, and a reinforcement of Wal-Mart's long-term commitment to the respective center. As previously reported, the Company had been working with Wal-Mart on plans to redevelop and expand its store at Applewood Village. However, Wal-Mart has exercised an option on an alternative site and it appears likely that Wal-Mart will relocate in this market. In addition, it was previously reported that a Wal-Mart expansion at Cross Creek Plaza was expected to start shortly. During the third quarter of fiscal 1995, the Company was informed that Wal-Mart is not proceeding with the expansion at this time in order to re-evaluate its prototype store requirements in this market area, and does not anticipate any expansion until 1997. Subsequent to year end, Wal-Mart announced plans to build a 200,000 square foot supercenter on land secured by the Company adjacent to Audubon Village. The construction of this supercenter will be financed by Wal-Mart, which will purchase the option to buy the land from the Company. The fact that this new supercenter will be located adjacent to the Company's property should mitigate the impact on property operations of this Wal-Mart relocation. The construction and operation of the Wal-Mart supercenter is expected to solidify the Audubon Village property's location as the retail hub in the market area and enhance leasing activities for the remaining shop space. Although Wal-Mart will close its store in Audubon Village when it opens its new supercenter, it will remain obligated to pay rent and its pro-rata share of the shopping center's expenses. Furthermore, the increased level of shopper traffic that is expected to be generated by the new Wal-Mart supercenter may provide an opportunity to re-lease the vacated Wal-Mart store at Audubon Village to another single anchor tenant or multiple tenants under more favorable lease terms than the present Wal-Mart lease would provide. However, there are no assurances that such leasing results will be achieved. Management expects that there will be additional Wal-Mart relocations which could affect certain of the Company's properties over the course of the next several years as a result of this trend toward supercenter construction. Management has been and will continue, over the Company's remaining holding period, to be proactive in securing additional land, relocating tenants and working with Wal-Mart to accommodate its expansion plans in order to attempt to minimize the Company's Wal-Mart relocation risk.

     At the present time, the leasing status of the Company's non-Wal-Mart space remains strong. All but three of the properties maintained overall occupancy levels of 94% or better as of year end. The remaining vacancy at East Pointe Plaza, which was 82% leased as of August 31, 1995, consists primarily of the 40,000 square foot anchor space vacated in fiscal 1993 by a national chain that declared bankruptcy. A lease has been executed for 16,400 square feet of this space with a strong regional clothing retailer. Lease negotiations are ongoing with a pet supply superstore for the remaining 23,600 square feet. The Company expects to spend approximately $380,000 to re-configure this space to accommodate these two tenants. If both of these tenants take occupancy at East Pointe, the center would be 98% occupied. The same regional clothing retailer moving into East Pointe has also executed a lease at Lexington Parkway Plaza for the vacant 17,050 square foot space at that property, which was 92% leased as of August 31, 1995. Subsequent to year end, the Company spent approximately $87,000 on tenant improvements to prepare the space for this tenant, which will open for business in December 1995. Once this tenant takes occupancy, the property will be 100% leased. The only other property with any significant vacancy is Sycamore Square, which was 89% leased as of year end. This shopping center, which is located in Ashland, Tennessee, is the smallest of the Company's properties, with 93,000 square feet of leasable space. As previously reported, the Company had been considering the acquisition of an adjacent parcel of land at Aviation Plaza to construct a 50,000 square foot anchor space for a national credit tenant plus 15,000 square feet of additional shop space. During the second quarter of fiscal 1995, negotiations regarding this potential development reached an impasse, and the Company did not extend its option to purchase the required parcel of land. However, an unrelated entity is proceeding with a development of a JC Penney store on this site, which should have a favorable impact on traffic at Aviation Plaza. At College Plaza, the Company reviewed a possible land acquisition and development plan for an expansion which would consist of a new 30,000 square foot junior department store plus 15,000 square feet of additional shop space. For the present time, management has postponed pursuit of these expansion plans.

      In addition to the general retail market conditions and Wal-Mart relocation risk discussed above, the decision by the Directors to pursue a sale of the Company's real estate assets at the present time is also partly based on the refinancing risk to which the Company has been and would remain subject in the event that it continues to hold the operating properties for long-term investment purposes. As noted above, the Company financed approximately 75% of the original purchase prices of its 22 Wal-Mart anchored shopping centers with loans having terms of between 4 and 10 years. The first phase of these maturity dates occurred between December 1994 and September 1995. During fiscal 1995 the Company completed the refinancings of all of the mortgage loans maturing in fiscal 1995 and the first half of fiscal 1996. At such time, the Company was still pursuing its restructuring plans. Accordingly, the Company sought to obtain the flexible prepayment terms and/or shorter term loans which would accommodate such plans. In total, mortgage loans representing 28% of the originally issued debt secured by seven of the Company's operating investment properties have been refinanced. The mortgage loans that were repaid had outstanding principal balances which totalled $47,290,000 and effective interest rates ranging from 9.34% to 10.02% per annum. The new mortgage loans, together with an unsecured note in the amount of $1,175,000 which was taken back by an affiliate, had initial principal balances aggregating $47,000,000 and all require monthly principal and interest payments throughout their terms, which range from 3 to 20 years. One mortgage loan in the initial principal amount of $24,200,000, which is secured by three operating investment properties, carries a variable interest rate equal to the 30-day LIBOR rate plus 3.5% per annum for the first twelve months, 30-day LIBOR plus 3.75% for the next twelve months and 30-day LIBOR plus 4.25% for the final twelve months. The 30-day LIBOR rate was equal to 6.06% per annum as of August 31, 1995. The rest of the new mortgage loans bear interest at fixed rates ranging from 8.75% to 9.125% per annum. The Company paid approximately $1,439,000 toward the closing of these new loans to cover third-party financing fees and transaction costs. The Company also paid $290,000 toward the reduction of the principal balances of the loans. The Applewood Village loan, which had been held by an affiliate, PaineWebber Properties Incorporated ("PWPI"), since September 1993, had a principal balance of $5,175,000. On June 14, 1995, the Company secured a new mortgage loan in the amount of $4,000,000 which repaid a portion of the PWPI loan. PWPI agreed to take back an unsecured loan for the difference, in the amount of $1,175,000. The unsecured loan has a 15-year term and carries an interest rate tied to PWPI's cost of funds, not to exceed 8% per annum. The lower principal balance on the new mortgage loan reflects the uncertainty associated with the relocation of the Wal-Mart anchor store at the Applewood property, as discussed further above.

      Certain of the Company's outstanding mortgage loans include substantial prepayment penalties. In the event that the Company proceeds with a portfolio sale transaction in the near term, such penalties would be payable to the lenders unless the prospective buyer agrees to assume the outstanding loan, if permitted under the terms of the loan agreement, or unless the Company can negotiate any reduction in the contractual amounts owed. The evaluation of any firm purchase offers received will include an assessment of the impact of the terms of such offers on any debt prepayment penalties which would be borne by the Company. The remaining fiscal 1996 loan maturities, totalling $13,498,000, are scheduled for the spring of 1996 and will occur prior to the expected completion date of a portfolio sale transaction. Accordingly, management is evaluating the refinancing options available to the Company in addition to initiating discussions with the current lenders regarding possible extensions of the scheduled maturity dates. The goal for any contemplated refinancings, in light of the Company's potential portfolio sale plans, would be to minimize transaction costs while obtaining attractive and assumable terms. Management believes that with the current favorable interest rate environment and the strong supply of capital which continues to be available for real estate lending, completing the required refinancing or extension transactions for these maturing obligations should be achievable. In addition, the Company has accumulated significant liquidity as a result of the suspension of dividend payments which could be used in the event that market conditions change and additional equity is required to be contributed to complete such transactions. The next significant loan maturities are not scheduled until fiscal 1998.

    As reported on the Company's Statements of Cash Flows, net cash provided by operating activities increased by approximately $3,473,000 in fiscal 1995 as compared to the prior year. As discussed in more detail below, in fiscal 1994 the Company incurred significant expenses in pursuing its restructuring plans which were charged to operations as a result of the delays in the plans for a secondary equity offering. Net cash provided by investing activities totalled $132,000 during fiscal 1995, as compared to net cash used for investing activities of $1,315,000 for fiscal 1994. This increase in net cash flows from investing activities primarily reflects a decrease in funds spent on tenant improvements in fiscal 1995 and the initial funding of the capital improvement reserve in fiscal 1994. The Company had net cash used for financing activities of $2,928,000 in fiscal 1995, as compared to $4,528,000 for fiscal 1994. This change is a direct result of the suspension of dividends which took place in the second quarter of fiscal 1994. This elimination of dividend payments for all of fiscal 1995 was partially offset by the use of funds to pay down principal on the Company's mortgage loans and pay transactions costs as part of the refinancing transactions discussed further above.

    As of August 31, 1995, the Company had available cash and cash equivalents of approximately $5,943,000. Such amounts will be used for leasing costs, financing expenses and the Company's working capital requirements. In addition, as of August 31, 1995 the Company had a capital improvement reserve of approximately $1.2 million which is available, in part, to pay for the costs of required capital improvements to the operating properties. The source of future liquidity and dividends to the shareholders is expected to be through cash generated from the operations of the income-producing properties, interest income on working capital reserves and proceeds from the sale or refinancing of the investment properties. Such sources of liquidity are expected to be sufficient to meet the Company's needs on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code. The Company incurred a loss for both book and tax purposes in fiscal 1995 and, therefore, was not required to pay a cash dividend in order to retain its REIT status. Due to the non-cash depreciation and amortization charges which will continue to be recognized for both book and tax purposes, losses are expected to be reported in 1996 as well.

Results of Operations
1995 Compared to 1994

      The Company  reported a net loss of  $6,364,000  for the year ended August
31, 1995, as compared to a net loss of $6,070,000 for the prior year. The increase in net loss occurred despite a decrease in non-recurring charges recorded in fiscal 1995 as compared to the prior year. Due to changing conditions in the debt and equity markets which impacted the Company's restructuring plans, the Company took significant charges against earnings in fiscal 1994 to reflect certain costs incurred in connection with the restructuring plans which were either no longer expected to have future economic benefit or were no longer deferrable because the prospects for a second equity offering were uncertain as of the end of fiscal 1994. Acquisition due diligence costs totalling approximately $2,015,000 and non-deferrable offering expenses of $1,561,000 were charged to earnings in fiscal 1994. In addition, interest expense and related fees in fiscal 1994 included $760,000 paid to one of the Company's mortgage lenders to extend a debt prepayment agreement, which was entered into as part of the Company's restructuring plans, but which was allowed to lapse due to increases in market interest rates. Such non-recurring charges, which totalled $4.3 million, were approximately $400,000 greater than the non-recurring charges reflected in the fiscal 1995 net loss, which consist primarily of the writedown of the Company's assets to the lower of adjusted cost or fair value less costs to sell at August 31, 1995, in the amount of $3.9 million, as discussed further above.

      The unfavorable change in the Company's net operating results for fiscal 1995 was primarily the result of increases in interest expense, depreciation and amortization and general and administrative expenses during fiscal 1995. Interest expense, net of the prior year prepayment extension fees referred to above, increased by $584,000 mainly due to the write-off of unamortized loan buydown fees totalling $336,000 at the time of the Lexington Parkway, Roane County and Applewood Village mortgage loan refinancings. Interest expense also increased due to additional amortization of deferred loan costs associated with the loans refinanced in the current year and increases in the prime lending rate, upon which the variable rate College Plaza loan is based. Non-cash depreciation and amortization charges increased by $161,000 due to property expansion and tenant improvement costs, as well as the related leasing commissions, which have been incurred over the past two years. General and administrative expenses increased by $734,000 in fiscal 1995 partly as a result of certain costs, totalling approximately $289,000, which were incurred in connection with an independent valuation of the Company's operating properties which was commissioned in fiscal 1995 as part of management's ongoing refinancing and portfolio management efforts. In addition, fiscal 1995 general and administrative expenses include certain professional fees and other costs, of approximately $258,000, which were incurred during the first quarter in connection with the Company's planned conversion to self-administration and self-management.

     An increase in revenues of $419,000 and decreases in bad debt expense, REIT management fees and financial and investor servicing expenses for the year ended August 31, 1995 served to partially offset the unfavorable changes referred to above. The increase in revenues is mainly due to a 1% increase in base rental income and a $179,000 increase in interest income. The increase in base rental income is attributable to base rent increases on lease renewals as well as the signing of several new leases during fiscal 1995. The increase in interest income was achieved due to the higher average invested cash reserve balances which have resulted from the suspension of the Company's dividend payments to shareholders. REIT management fees and financial and investor servicing fees declined by a total of $261,000 due to the Advisor's decision to waive collection of such amounts effective March 1, 1995. The Advisor agreed to forego payments for its services for a period of at least one year as an accommodation to the Company in order to maximize earnings and cash flow while the strategic plans regarding the Company's future operations are evaluated and implemented.

1994 Compared to 1993

      The Company reported a net loss of approximately $6,070,000 for fiscal 1994, as compared to a net loss of approximately $1,732,000 for the prior year. The increase in net loss was due, in large part, to the expenses incurred in pursuing certain shareholder approvals and restructuring plans. Due to the changing conditions in the debt and equity markets which impacted the Company's restructuring plans, the Company took significant charges against earnings in fiscal 1994 to reflect certain costs incurred in connection with the restructuring plans which were either no longer expected to have future economic benefit or were no longer deferrable because the prospects for a second equity offering were uncertain as of the end of fiscal 1994. Acquisition due diligence costs totalling approximately $2,015,000 related to certain properties that were reviewed for potential acquisition as part of the planned public offering, but were withdrawn by the sellers due to delays in the timing of the offering, were written off to investment analysis expense during fiscal 1994. All expenses incurred in connection with the planned equity offering, as well as a possible securitized debt offering, were written off to non-deferrable offering expenses. The non-deferrable offering expenses, which totalled approximately $1,562,000, include legal, regulatory and rating agency expenses, in addition to costs incurred in determining the appropriate terms for the proposed equity offering and preparing required filings for regulatory purposes. Additionally, extension fees of $760,000 related to the debt prepayment agreement which lapsed during fiscal 1994, were included in the balance of interest expense and related fees in fiscal 1994.

     Net operating income from the Company's shopping centers, before depreciation expense and amortization of loan buydown fees increased from approximately $6,640,000 for fiscal 1993 to approximately $7,526,000 for fiscal 1994. The increase in net operating income from the properties resulted mainly from the additional contribution of operating income from the three shopping centers purchased during fiscal 1993. In addition, leasing gains at several of the properties accounted for a portion of the increase in rental income and expense reimbursements during fiscal 1994. As of August 31, 1994, the portfolio was 99% leased on average. Non-cash depreciation and amortization charges increased by approximately $764,000 in fiscal 1994, mainly due to acquisitions, property expansions and tenant improvements.

1993 Compared to 1992

      The Company reported a net loss of approximately $1,732,000 for fiscal 1993 as compared to a net loss of approximately $1,990,000 in fiscal 1992. As of August 31, 1993, the Company had acquired 22 retail shopping centers. The Company had 19 shopping centers in its portfolio at the end of fiscal 1992. Accordingly, the results of operations for the twelve months ended August 31, 1993 are not directly comparable to fiscal 1992 as a result of new acquisitions in 1993 and the reflection of partial year operations for acquisitions in the prior year.

      Net operating income from the Company's shopping centers, before depreciation expense and amortization of loan buydown fees increased from approximately $4,355,000 for fiscal 1992 to approximately $6,640,000 for fiscal 1993. The increase in net operating income from the properties resulted primarily from the incremental contribution of operating income from the six shopping centers purchased during the 24 months ended August 31, 1993. In addition, base rental revenues increased at 10 of the 16 properties that the Company owned for all of fiscal 1992 and 1993. Offsetting the increase in property operating income was a decline in interest income of approximately $1,019,000 which reflected both the investment of offering proceeds in real estate assets and a decline in interest rates earned on reserves and uninvested proceeds. General and administrative expenses decreased in fiscal 1993 as a result of lower professional fees associated with the management of the Company's assets. Professional fees declined in fiscal 1993 in part due to a reduction in required legal fees associated with administering certain loan and acquisition escrow reserves and due to the expiration, or impending expiration, of a number of the Company's master lease agreements.

Inflation

    The Company commenced operations on August 9, 1989 and completed its sixth full year of operations in fiscal 1995. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to have a minimal effect on the Company's net cash flow. Virtually all of the tenants in the Company's retail properties have leases which require the tenants to bear certain costs of maintenance, insurance, and property taxes. As a result, inflationary increases in such expenses would be passed through to the tenants, thereby limiting the Company's exposure to property operating expenses attributable to vacant space. In addition, the majority of the tenant leases provide for the payment of additional rentals calculated as a percentage of tenant revenues over stated base amounts. Tenant revenues would be expected to rise during periods of inflation. Such increases in tenant reimbursements and percentage rentals would be expected to offset, for the most part, increases in property and Company operating expenses.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      There currently are four directors of the Company, three of whom are not affiliated with the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to conduct personally the business of the Company.

      (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                   Date Elected
      Name                       Office                       Age  to Office
- -------------------------     -------------------------       ---  ----------

Lawrence A. Cohen             President, Chief Executive
                                Officer  and Director          42     5/15/91
Lawrence S. Bacow (1)         Director                         44     8/20/93
Joseph W. Robertson, Jr. (1)  Director                         48     10/20/89
J. William Sharman, Jr. (1)   Director                         55     10/20/89
Walter V. Arnold              Senior Vice President and
                                Chief Financial Officer        48     10/20/89
James A. Snyder               Senior Vice President            50     7/6/92
John B. Watts III             Senior Vice President            42     5/31/91
Timothy J. Medlock            Vice President and Treasurer     34     10/20/89
Rock M. D'Errico              Vice President                   39     11/01/89
Dorothy F. Haughey            Secretary                        69     10/20/89

(1) Member of the Audit Committee. The Board of Directors of the Company has established an Audit Committee that consists of the Independent Directors. Independent Directors are those Directors who are not affiliated, directly or indirectly, with an affiliate of the Company. The Audit Committee was established to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit fees and review the adequacy of the Company's internal accounting controls.

    (c) PaineWebber Properties Incorporated ("PWPI"), a general partner of the Advisor, assists the directors and officers of the Company in the management and control of the Company's affairs. The principal executive officers of PWPI are as follows:

      Name                      Office                             Age
- -----------------       -------------------------------------      ---

Lawrence A. Cohen       President and Chief Executive Officer       42
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                         48
James A. Snyder         Senior Vice President                       50
John B. Watts III       Senior Vice President                       42
David F. Brooks         First Vice President and
                          Assistant Treasurer                       53
Timothy J. Medlock      Vice President and Treasurer                34
Thomas W. Boland        Vice President                              33

    (d) There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors and officers of the Company have been elected to serve until the Company's next annual meeting.

    (e) The business experience of each of the directors and officers of the Company, as well as the principal executive officers of PWPI, is as follows:

    Lawrence A. Cohen has served as President, Chief Executive Officer and Director of the Company since 1991. Mr. Cohen is also President and Chief Executive Officer of PWPI. Mr. Cohen joined PWPI in January 1989 as its Executive Vice President and Director of Marketing and Sales. He is a member of the Board of Directors and the Investment Committee of PWPI. Mr. Cohen is also a member of the board of directors of PaineWebber Independent Living Mortgage Fund, Inc. ("PWIL I") and PaineWebber Independent Living Mortgage Inc. II ("PWIL II"). PWIL I and PWIL II are REITs that were formed to invest in mortgage loans secured by rental housing projects for independent senior citizens. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. Mr. Cohen received his L.L.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A degree in Accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

    Lawrence S. Bacow is a professor at the Massachusetts Institute of Technology ("M.I.T.") where he is on the faculty of the M.I.T. Center for Real Estate and the M.I.T. Department of Urban Studies and Planning. He joined the Company as a director in August 1993. Professor Bacow joined the M.I.T.
faculty in 1977 and served as a director of the Center for Real Estate from 1990 until 1992. While on leave from M.I.T. from 1985 to 1987, Professor Bacow served as Chief Operating Officer of Spaulding Investment Company, a New England-based real estate firm. From 1990 to 1992, he was a principal of Artel Associates, Inc., a provider of real estate advisory services to investment entities. Professor Bacow is a director of Northland Investment Corporation and Grubb & Ellis. He received his B.S. in economics from M.I.T., his J.D. from Harvard Law School, and his Ph. D. from Harvard's Kennedy School of Government.

    Joseph W. Robertson, Jr. has served as a director of the Company since 1989. Mr. Robertson is Executive Vice President and Chief Financial Officer of Weingarten Realty Investors, a REIT that owns, develops and operates shopping centers and other commercial real estate. In 1971, Mr. Robertson joined Weingarten Realty, Inc., the predecessor of Weingarten Realty Investors, and served as Executive Vice President and Chief Financial Officer from 1980 to 1985 when Weingarten Realty Investors was formed. Mr. Robertson serves as a trustee of Weingarten Realty Investors and as a director of Weingarten Properties, Inc.

    J. William Sharman, Jr. is a director of the Company and has held such position since he was elected to the Board of Directors as of October 20, 1989. Mr. Sharman is also a director of PWIL 1 and PWIL II. Mr. Sharman is the Chairman of the Board and President of Lancaster Hotel Management, L.C., a hotel management company, and Bayou Equities, Inc. , a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C., and Bayou Equities, Inc. Mr. Sharman is Vice Chairman of Small Luxury
Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame. In April 1991, Mr. Sharman filed personal bankruptcy and was discharged in October 1991 without exceptions or objections. Mr. Sharman's bankruptcy resulted from the refusal of an RTC successor-lender to renegotiate repayment terms of a commercial mortgage personally guaranteed by Mr. Sharman on a hotel owned by a partnership in which Mr. Sharman was a limited partner.

    Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of PWPI which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

    James A. Snyder is a Senior Vice President of the Company and a Senior Vice President and Member of the Investment Committee of PWPI. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the
Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

    David F. Brooks is a First Vice President and Assistant Treasurer of PWPI. Mr. Brooks joined PWPI in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

    Timothy J. Medlock is Vice President and Treasurer of the Company and a Vice President and Treasurer of PWPI which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of PWPI. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

    Rock M. D'Errico is Vice President of the Company and a Vice President of PWPI which he joined in 1986. Previously he was associated with First Winthrop Corporation and John Hancock Mutual Life Insurance Company as a Real Estate Asset Manager.

    Thomas W. Boland is a Vice President and Manager of Financial Reporting of PWPI which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

    Dorothy F. Haughey is Secretary of the Company, Assistant Secretary of PaineWebber and Secretary of PWI and PWPI. Ms. Haughey joined PaineWebber in 1962.

    (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1995, all filing requirements applicable to its officers, directors and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The three unaffiliated directors each receive an annual fee of $12,000, plus $1,000 for each meeting attended, and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. The affiliated director does not receive any compensation from the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) As of the date hereof, no person of record owns or is known by the Registrant to own beneficially more than five percent of the outstanding shares of common stock of the Company.

    (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Company as of August 31, 1995:

                                                Number of Shares
                                                Beneficially      Percent
Title of Class     Name of Beneficial Owner     Owned             of  Class
- --------------     ------------------------     ---------------   ----------


Shares of         Lawrence A. Cohen             350 Shares        Less than 1%
Common Stock

                  All Directors and Officers    350 Shares        Less than 1%
                  of the Company, as a group

    (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and  Related Transactions

   The Company has entered into an advisory agreement with PaineWebber Realty Advisors, L.P. (the "Advisor") to perform various services in connection with the sale of the Shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The Advisor is a limited partnership composed of PaineWebber Properties Incorporated ("PWPI") as the general partner and Properties Associates, L.P. ("PA") as the limited partner. Both partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI"), which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The advisory agreement is renewable on an annual basis at the discretion of the Company's Board of Directors. The type of compensation to be paid by the Company to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows:

   (i) Under the Advisory Agreement, the Advisor has specific management responsibilities to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Asset Management Fee and an Advisory Incentive Fee of 0.25% and 0.25%, respectively, of the Capital Contributions of the Company. The Advisory Incentive Fee is subordinated to the shareholders' receipt of distributions of net cash sufficient to provide a return equal to 8% per annum on their Invested Capital, as defined. During the quarter ended February 28, 1994, the payment of regular quarterly distributions was temporarily suspended. Accordingly, the Advisor has not earned any Advisory Incentive Fees since December 1, 1993. Effective March 1, 1995, the Advisor agreed to indefinitely waive its management fees in order to maximize the Company's earnings and cash flow while certain strategic plans regarding the Company's future operations are evaluated and implemented. The Advisor earned asset management fees of $125,000 for the year ended August 31, 1995 which reflects management fees paid from September 1, 1994 through February 28, 1995.

   (ii) For its services in finding and recommending investments, and for analyzing, structuring and negotiating the purchase of properties by the Company, PWPI will receive non-recurring Acquisition Fees equal to 3% of the Capital Contributions. PWPI received acquisition fees in connection with the Company's real estate investments in the amount of $3,006,000.

   (iii)Fees equal to 1/2 of 1% of any financing and 1% of any refinancing obtained by the Company for which the Advisor renders substantial services, and for which no fees are paid to a third party, will be paid to the Advisor as compensation for such services. No such fees had been earned as of August 31, 1995.

   (iv) Upon disposition of the Company's investments, the Advisor may earn sales commissions and disposition fees. These fees and commissions will be subordinated to the repayment to shareholders of their Capital Contributions plus certain minimum returns on their Invested Capital. In no event will the disposition fees exceed an amount equal to 15% of Disposition Proceeds remaining after the shareholders have received an amount equal to their Capital Contributions plus a return on Invested Capital of 6% per annum, cumulative and noncompounded. No disposition fees or sales commissions have been earned as of August 31, 1995.

   An affiliate of the Advisor performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for Company. Total costs incurred by this affiliate in providing these services are allocated among several entities, including the Company. Effective March 1, 1995, the Advisor agreed that it will not be reimbursed for providing these services to the Company. As with the management fees discussed above, the Advisor has agreed to waive these servicing fees in order to maximize the Company's earnings and cash flow while certain strategic plans regarding the Company's future operations are evaluated and implemented. For the year ended August 31, 1995, the Company paid $111,000 to this affiliate, representing reimbursements from September 1, 1994 through February 28, 1995 for providing the above services to the Company.

   Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. For the year ended August 31, 1995, Mitchell Hutchins earned fees of $8,000 for managing the Company's cash assets. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

   The Company has engaged the services of a consulting firm for certain professional services related to its mortgage loan refinancing and acquisition due diligence activities. The consulting firm is a partnership in which Mr. Robert J. Pansegrau is one of two current partners. Mr. Pansegrau is formerly a Senior Vice President of the Company who resigned effective March 31, 1993. The consulting firm received fee compensation from the Company totalling approximately $186,000 for the year ended August 31, 1995. The consulting firm also received reimbursement for out-of-pocket expenses of approximately $79,000 for the year ended August 31, 1995.

                                   PART IV



Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)    The following documents are filed as part of this report:

           (1) and (2)  Financial Statements and Schedule:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedule at page F-1.

           (3)     Exhibits:

                   The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.


    (c)    Exhibits:

                   See (a)(3) above.

    (d)    Financial Statement Schedule:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedule at page F-1.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RETAIL PROPERTY INVESTORS, INC.



                            By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President, Chief Executive Officer
                                and Director



                            By  /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer
                                (additionally functioning
                                as chief accounting officer)



Dated:  December 11, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.



By:  /s/ Lawrence S. Bacow                      Date: December 11, 1995
     ---------------------                            -----------------
    Lawrence S. Bacow
    Director



By: /s/ Joseph W. Robertson, Jr.                Date:  December 11, 1995
     ---------------------------                       -----------------
    Joseph W. Robertson, Jr.
    Director


By: /s/ J. William Sharman, Jr.                 Date:  December 11, 1995
    --------------------------                         -----------------
    J. William Sharman, Jr.
    Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                       RETAIL PROPERTY INVESTORS, INC.

                              INDEX TO EXHIBITS

                                                     Page Number in the Report
Exhibit No.   Description of Document                Or Other Reference
- -----------   -----------------------------          ------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated October 10, 1989, as             pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     year ended August 31, 1995
                                                     has been sent  to the
                                                     Limited Partners. An Annual
                                                     Report will be sent to the
                                                     Limited Partners
                                                     subsequent to this filing.

                          ANNUAL REPORT ON FORM 10-K
                            Item 14(a)(1) and (2)

                       RETAIL PROPERTY INVESTORS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                      Reference

RETAIL PROPERTY INVESTORS, INC.:

   Report of Independent Accountants                                      F-2

   Balance sheets at August 31, 1995 and 1994                             F-3

   Statements  of  operations  for the years ended August 31,
     1995,  1994 and 1993                                                 F-4

   Statements  of changes in  shareholders'  equity for the years
      ended August 31, 1995,  1994 and 1993                               F-5

   Statements  of cash flows for the years  ended  August 31,  1995,
       1994 and 1993                                                      F-6

   Notes to financial statements                                          F-7

   Schedule III - Real Estate and Accumulated Depreciation                F-24



   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors and
 Shareholders of Retail Property Investors, Inc.

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Retail Property Investors, Inc. (the "Company") at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP


Boston, Massachusetts
December 11, 1995,
except as to Note 8
which is as of
July 17, 1996

                       RETAIL PROPERTY INVESTORS, INC.

                                BALANCE SHEETS
                           August 31, 1995 and 1994
                   (In thousands, except per share amounts)

                                    ASSETS
                                                        1995           1994
                                                        ----           ----

Operating investment properties:
   Operating investment properties
     held for sale, net (Note 4)                    $  192,311    $         -
   Land                                                      -         37,845
   Buildings and improvements                                -        175,293
   Furniture and equipment                                   -          9,676
                                                    ----------    -----------
                                                       192,311        222,814
   Less:  accumulated depreciation                           -        (21,080)
                                                    ----------    -----------
                                                       192,311        201,734

Cash and cash equivalents                                5,943          3,282
Escrowed cash                                            1,067          1,378
Accounts receivable, net of
   allowance for doubtful accounts of
   $80 ($91 in 1994)                                       170            497
Other assets                                                77             69
Prepaid expenses                                           308            260
Capital improvement reserve                              1,201          1,182
Deferred expenses,
   net of accumulated amortization of $446
  ($296 in 1994)                                        1,467             508
                                                    ----------    -----------
                                                    $  202,544    $   208,910
                                                    ==========    ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - affiliates                      $         4    $        67
Accounts payable and accrued expenses                    1,316          1,343
Mortgage interest payable                                  358            167
Note payable - affiliate                                 1,168              -
Security deposits and other liabilities                    768            948
Mortgage notes payable, net                            156,508        157,599
                                                   -----------    -----------
      Total liabilities                                160,122        160,124

Contingencies (Note 7)

Shareholders' equity (Note 2.I):
   Common stock, $.01 par value, 50,000,000
     shares authorized, 5,010,050 shares
     issued and outstanding                                 50             50
   Additional paid-in capital, net of
      offering costs                                    87,181         87,181
   Accumulated deficit                                 (44,809)       (38,445)
                                                  ------------     ----------
   Total shareholders' equity                           42,422         48,786
                                                  ------------     ----------
                                                  $    202,544     $  208,910
                                                  ============     ==========


               See accompanying notes to financial statements.

                       RETAIL PROPERTY INVESTORS, INC.

                           STATEMENTS OF OPERATIONS
              For the years ended August 31, 1995, 1994 and 1993
                   (In thousands, except per share amounts)


                                               1995        1994        1993
                                               ----        ----        ----
Revenues:
    Rental income and expense
     reimbursements                          $ 24,682    $ 24,442    $ 22,175
    Interest income                               327         148         431
                                             --------    --------    --------
                                               25,009      24,590      22,606

Expenses:
    Interest expense and related fees          15,283      15,459      13,620
    Depreciation and amortization               6,495       6,334       5,571
    Property expenses                           2,348       2,207       1,996
    Real estate taxes                           1,329       1,370       1,296
    General and administrative                  1,702         968         900
    Financial and investor servicing expenses     111         260         262
    REIT management fees                          125         237         501
    Bad debt expense                               21         241          72
    Cash management fees                            8           8          40
    Non-deferrable offering expenses                -       1,561           -
    Investment analysis expense                   101       2,015          80
    Loss on impairment of assets held
      for sale                                  3,850           -           -
                                             --------    --------    --------
                                               31,373      30,660      24,338
                                             --------    --------    --------

Net loss                                     $ (6,364)   $ (6,070)  $ (1,732)
                                             =========   ========   =========

Per share amounts (Note 2.I):

  Net loss                                    $(1.27)     $(1.21)     $(0.35)
                                              ======      ======      ======

  Cash dividends declared                     $    -     $  0.80      $ 1.60
                                              ======     =======      ======

















                See accompanying notes to financial statements.

                        RETAIL PROPERTY INVESTORS, INC.

                  STATEMENTSOF CHANGES IN SHAREHOLDERS' EQUITY
                         For the years ended August 31,
                               1995, 1994 and 1993
                    (In thousands, except per share amounts)


                          Common Stock
                         $.01 Par Value       Additional
                         --------------       Paid-in      Accumulated
                        Shares     Amount     Capital      Deficit      Total
                        ------     ------     -------      -------      -----
Shareholders' equity
  at August 31, 1992  10,020,100   $  100     $87,131      $(18,619)    $68,612

Adjustment to
  give effect
  to a 1 for 2 reverse
  stock split effective
  as of September 7,
  1993 (Note 2.I)     (5,010,050)     (50)         50             -          -

Cash dividends
  declared                     -        -           -        (8,016)    (8,016)

Net loss                       -        -           -       ( 1,732)   ( 1,732)
                      ----------    -----     -------      ---------   -------

Shareholders' equity
  at August 31, 1993   5,010,050       50      87,181       (28,367)     58,864

Cash dividends
  declared                    -         -          -        (4,008)     (4,008)

Net loss                      -         -          -        (6,070)     (6,070)
                      ---------     -----     -------      --------    --------

Shareholders' equity
  at August 31, 1994  5,010,050        50      87,181       (38,445)     48,786

Net loss                      -         -           -        (6,364)     (6,364)
                      ---------    -------    -------      --------    --------

Shareholders' equity
  at August 31, 1995  5,010,050     $  50     $87,181      $(44,809)    $42,422
                      =========     =====     =======      ========     =======











                See accompanying notes to financial statements.

                         RETAIL PROPERTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                 1995        1994         1993
                                                 ----        ----         ----
Cash flows from operating activities:
  Net loss                                    $ (6,364)   $ (6,070)   $ (1,732)
  Adjustments to reconcile net
    loss to net cash provided by
      operating activities:
   Depreciation and amortization                 6,495       6,334       5,571
   Amortization of loan buydown fees             1,566       1,572       1,420
   Amortization of deferred financing costs        265          29          29
   Loss on impairment of assets held for sale    3,850           -           -
   Changes in assets and liabilities:
     Accounts receivable                            22         543        (245)
     Other assets                                   (8)        422         527
     Prepaid expenses                              (48)         66         (55)
     Deferred expenses                            (224)        238           -
     Accounts payable - affiliate                  (63)       (578)        128
     Accounts payable and accrued expenses         (27)        202         (50)
     Mortgage interest payable                     191         (60)        (53)
     Security deposits and other liabilities      (180)       (714)        621
                                             ---------   ---------   ---------
      Total adjustments                         11,839       8,054       7,893
                                             ---------   ---------   ---------
      Net cash provided by
       operating activities                      5,475       1,984       6,161
                                             ---------   ---------   ---------

Cash flows from investing activities:
  Additions to operating investment
    properties                                    (178)       (767)    (29,772)
  Use of (additions to) escrowed cash              311          65        (897)
  Additions to capital improvement reserve         (19)       (939)       (243)
  Restricted cash used to fund commitments           -           -       6,747
  Master lease payments received                     -         326         708
                                              --------   ---------   ---------
      Net cash provided by (used for)
       investing activities                        114      (1,315)    (23,457)
                                              --------   ---------   ---------

Cash flows from financing activities:
  Dividends paid to shareholders                     -      (4,008)     (8,016)
  Proceeds from issuance of mortgage
    notes payable                               45,825         100      21,383
  Payment of debt issuance costs                (1,439)          -        (653)
  Proceeds from issuance of unsecured
    note payable                                 1,175           -           -
  Payment of loan buydown fees                       -           -        (452)
  Repayment of principal on mortgage
    notes payable                              (48,482)       (620)       (444)
  Repayment of principal on unsecured
    note payable                                    (7)          -           -
                                             ---------   ---------   ---------
      Net cash (used for) provided by
       financing activities                     (2,928)     (4,528)     11,818
                                             ---------   ---------   ---------

Net increase (decrease) in cash and
 cash equivalents                                2,661      (3,859)     (5,478)

Cash and cash equivalents,
  beginning of year                              3,282       7,141      12,619
                                             ---------   ---------   ---------

Cash and cash equivalents, end of year       $   5,943   $   3,282   $   7,141
                                             =========   =========   =========

Supplemental Disclosure:
Cash paid during the year for interest       $  13,261   $  13,917   $  12,224
                                             =========   =========   =========

               See accompanying notes to financial statements.

                       RETAIL PROPERTY INVESTORS, INC.
                        Notes to Financial Statements


1.  Organization and Recent Business Developments

         Retail Property Investors, Inc. (the "Company"), formerly PaineWebber Retail Property Investments, Inc., is a corporation organized on August 9, 1989 in the Commonwealth of Virginia for the purpose of investing in a portfolio of retail shopping centers located throughout the midwestern, southern and southeastern United States. The Company commenced an initial public offering of up to 10,000,000 shares of its common stock (the "Shares"), priced at $10 per Share, on October 23, 1989 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-29755). The initial offering closed on December 24, 1990, after 10,020,100 shares had been sold. The Company received capital contributions of $100,201,000, of which $201,000 was received from the sale of 20,100 shares to an affiliate, PaineWebber Group, Inc. ("PaineWebber"). As of October 15, 1995, PaineWebber held 38,000 shares of the Company's common stock. The Company was originally organized as a finite-life, non-traded real estate investment trust that had a stated investment policy of investing exclusively in shopping centers in which Wal-Mart Stores, Inc. ("Wal-Mart") was or would be an anchor tenant. During fiscal 1993, the Company's Board of Directors proposed three amendments to the Company's Articles of Incorporation and two resolutions, all of which were approved at a Special Meeting of Shareholders which was held on September 7, 1993. The amendments to the Articles of Incorporation changed the Company from a "finite-life" corporation to an "infinite-life"
    corporation, increased the number of authorized shares of the Company's Common Stock from 12,500,000 to 25,000,000 and changed the Company's name. The resolutions approved a 1 for 2 Reverse Stock Split of the Company's outstanding shares of Common Stock and affirmed the Company's investment authority under the Articles of Incorporation and Bylaws to invest in property other than shopping centers anchored by Wal-Mart stores.

    1994 Developments
    -----------------

         The amendments to the Company's Articles of Incorporation and the resolutions which were approved in September 1993 were proposed as part of a plan to reposition the Company to take advantage of the liquidity and potentially attractive source of capital available in the market for publicly held REITs at that time. During 1993, the Board of Directors determined that in order to best position the Company to access the public capital markets, it would be in the Company's best interests to convert from an externally advised REIT to a self-administered REIT. The Company also investigated the possibility of acquiring a third-party property management and leasing company which would enable property management activities to be conducted internally. In conjunction with these initiatives, the Board of Directors presented several proposals for consideration at the Annual Meeting of Shareholders which was held November 4, 1994. Approval of these proposals, which involved further amendments to the Company's Articles of Incorporation and Bylaws, was required in order to enable the Company to proceed with an equity offering of its common stock, to pursue listing of the Company's common stock on a national securities exchange and to permit a conversion to self-administration. All of the proposals were approved at the Annual Meeting by the required affirmative vote of the shareholders. However, due to a deterioration in the public equity markets for REIT stocks during the latter part of 1994, management delayed its plans to proceed with a public offering and subsequent listing of the Company's common stock on a national securities exchange pending an improvement in the market conditions. As a result of the delays in the timing of the planned public offering which had been contemplated in fiscal 1994, the Company took significant charges against earnings in fiscal 1994 to reflect certain costs incurred in connection with the Company's restructuring plans which were either no longer expected to have future economic benefit or were no longer deferrable because the prospects for a second equity offering were uncertain. Acquisition due diligence costs totalling approximately $2,015,000 related to certain properties that had been reviewed for potential acquisition as part of the planned public offering were written off to investment analysis expense during fiscal 1994 (see Note 4). All expenses incurred in connection with the planned equity offering, as well as a possible securitized debt offering, in the aggregate amount of approximately $1,561,000, were written off to non-deferrable offering expenses. In addition, extension fees of $760,000 related to a debt prepayment agreement which lapsed during fiscal 1994 were written off to interest expense during the year.

    1995 Developments
    -----------------

         Due to changes in interest rate levels and other market factors which adversely affected the market for new public REIT equity offerings during the latter half of calendar 1994 and the first half of calendar 1995, the Company has not completed the final phase of its restructuring plans. In view of the existing capital market conditions, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board of Directors regarding options available to the Company. The strategic options considered included, among other things, a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. Lehman's services have included the solicitation and identification of potential transactions for the Company, the evaluation of these transactions, and the provision of advice to the Board regarding them. In November 1995, Lehman presented a summary to the Board of the proposals received to date. All of the proposals were indications of interest from third parties to buy the Company's real estate assets. At such time, the Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting firm offers to purchase the Company's portfolio of operating investment properties. The Directors have instructed Lehman to work with the various third parties that have expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders. At the conclusion of this process, which will include all required buyer's due diligence, the Directors expect to submit and recommend for approval by the shareholders what, in their judgment, is the most favorable proposal. Pursuant to the Company's Articles of Incorporation, the sale of all, or substantially all, of the Company's real estate assets would require shareholder approval. Because the sale of the Company's real estate assets remains contingent upon, among other things, satisfactory completion of buyer's due diligence, negotiation of a definitive sales agreement and the required shareholder approval, there are no assurances that such a transaction will be completed. Nonetheless, since the Directors have committed to pursue this course of action, the Company's financial statements as of August 31, 1995 reflect the reclassification of operating investment properties and certain related assets as operating investment properties held for sale and the writedown of the individual operating properties to the lower of adjusted cost or net realizable value. The Company recorded a loss for financial reporting purposes of $3,850,000 in fiscal 1995 in connection with this accounting treatment. See Notes 2 and 4 for a further discussion.

2.  Summary of Significant Accounting Policies

    A.   INCOME TAXES

         The Company has elected and intends to continue to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. The Company incurred a loss for both book and tax purposes in fiscal 1995 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

    B.   OPERATING INVESTMENT PROPERTIES

         Operating investment properties are carried at the lower of cost, reduced by guaranteed master lease payments (see Note 4) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Company's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, less disposal costs, plus depreciation through the expected date of sale. As of August 31, 1994, the operating investment properties were held for long-term investment purposes and were recorded at adjusted cost on the accompanying balance sheet. As discussed further in Notes 1 and 4, all of the Company's operating investment properties were held for sale as of August 31, 1995. Accordingly, the Company has reclassified the operating properties and certain related assets to operating investment properties held for sale and has recorded each property at the lower of adjusted cost or net realizable value as of August 31, 1995.

         Depreciation expense has been computed using the straight-line method over an estimated useful life of forty years for the buildings and improvements, twenty years for land improvements and twelve years for personal property. Certain costs and fees (including the acquisition fees paid to an affiliate, as described in Note 3) related to the acquisition of the properties have been capitalized and are included in the cost of the operating investment properties. Major additions and betterments are capitalized, while minor repairs and maintenance are charged to expense.

    C.   CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts held in banks and money market accounts and overnight, investment-grade commercial paper investments administered by Mitchell Hutchins Institutional
         Investors, Inc. (see Note 3).

    D.   ESCROWED CASH

         Escrowed cash consists of master lease escrows, various lender escrows and real estate tax and insurance premium escrows. The master lease escrows represented funds the Company received directly as collateral, or obtained by drawing on letters of credit which were used as collateral, under certain master lease agreements (see Note 4). The balance of these escrows was approximately $428,000 at August 31, 1994. Corresponding amounts, representing unearned master lease payments for fiscal 1994, are included in the balance of security deposits and other liabilities on the accompanying balance sheet as of August 31, 1994. During fiscal 1995, the remaining cash collateral held by the Company was returned to the sellers as a result of the expiration or termination of their respective master lease agreements.

         The lender escrows are amounts held by various mortgage lenders to be released upon the completion of certain construction projects and other events relating to the individual property refinancings or acquisitions. The balance of the lender escrows amounted to approximately $75,000 and $172,000 at August 31, 1995 and 1994, respectively.

         The Company maintains separate real estate tax and insurance premium escrows for each property. The balance of these escrows was approximately $992,000 and $778,000 at August 31, 1995 and 1994,
         respectively. Real estate tax and insurance premium escrows for Cross Creek Plaza, Cypress Bay Plaza, Marion Towne Center, Southside Plaza and Walterboro Plaza are controlled by the respective mortgage lenders. The remainder of the funds segregated for the payment of real estate taxes and insurance premiums are not restricted by third parties.

    E.   CAPITAL IMPROVEMENT RESERVE

         The Company has elected to fund a capital improvement reserve to cover the cost of future capital improvement expenditures. The balance of the capital improvement reserve at August 31, 1995 and 1994 was approximately $1,201,000 and $1,182,000, respectively. The Company is currently funding $.06 per square foot of leasable space owned (approximately 4.4 million square feet as of August 31, 1995), on an annual basis, to the reserve. The amount funded may be adjusted by the Company, from time to time, when considered appropriate given the amount of capital improvements anticipated. The reserve also includes funds that were retained by the Company at the acquisition of certain properties to pay for items deemed to be the responsibility of the sellers. As of August 31, 1995 and 1994, these funds included in the capital improvement reserve totalled $50,000 and $62,000, respectively. The capital improvement reserve is not restricted by any third parties.

    F.   ORGANIZATION COSTS AND DEFERRED EXPENSES

         Organization costs consisted of legal fees incurred in connection with the organization of the Company. Organization costs were amortized using the straight-line method over a 60-month period and were fully amortized as of August 31, 1994. Deferred expenses as of August 31, 1995 and 1994 include costs incurred in connection with the mortgage notes payable, leasing commissions and computer software. Capitalized loan costs are amortized using the straight-line method over the term of the related loans, which range from 3 to 20 years (see Note 5). The amortization of capitalized loan costs is included in interest expense on the accompanying statements of operations. Leasing commissions are amortized using the straight-line method over the term of the related lease, generally 3 to 5 years. Software costs are being amortized using the straight-line method over a 60-month period. As discussed further in Note 4, due to the Company's plans to pursue a sale of its operating investment properties, deferred leasing commissions as of August 31, 1995 were reclassified as part of the balance of operating investment properties held for sale for purposes of measuring the expected losses to be incurred upon disposal.

    G.   OFFERING COSTS

         Offering costs consist primarily of selling commissions and other costs such as printing and mailing costs, legal fees, filing fees and other marketing costs associated with the initial offering of Shares. Selling commissions incurred in connection with the Company's initial public offering were equal to approximately 8% of the gross proceeds raised. Commissions totalling $7,984,000 were paid to PaineWebber Incorporated in connection with the sale of Shares from the initial public offering. All of the offering costs associated with the initial public offering are shown as a reduction of additional paid-in capital on the accompanying balance sheets.

    H.   REVENUE RECOGNITION

         Rental revenue is recognized on a straight-line basis over the life of the related lease agreements. The revenue recognition method takes into consideration scheduled rent increases. As of August 31, 1995 and 1994, the difference between the revenue recorded on the straight-line method and the payments made in accordance with the lease agreements totalled $305,000 and $255,000, respectively. The amount of such deferred rent receivable is included in the balance of interest and other receivables as of August 31, 1994. As discussed further in Note 4, due to the Company's plans to pursue a sale of its operating investment properties, deferred rent receivable as of August 31, 1995 was reclassified as part of the balance of operating investment properties held for sale for purposes of measuring the expected losses to be incurred upon disposal. The Company uses the allowance method to account for bad debt expense on its tenant receivables.

    I.   COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

         Effective September 7, 1993, the shareholders voted to increase the number of authorized shares of common stock from 12,500,000 to 25,000,000 and approved a 1 for 2 reverse stock split to shareholders of record on such date. The stated par value per share of common stock was not changed from $.01. A total of $50,100 was reclassified from the stated value of common stock to additional paid-in capital in connection with the reverse stock split. Effective November 4, 1994, the shareholders voted to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000.

         The earnings and cash dividends declared per share of common stock on the accompanying statements of operations are based upon the weighted average number of shares outstanding on a daily basis during each of the three years in the period ended August 31, 1995, of 5,010,050, as adjusted for the 1 for 2 reverse stock split.

    J.   FAIR VALUE DISCLOSURES

         FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value.

         Escrowed cash: The carrying amount reported on the balance sheet for escrowed cash approximates its fair value.

         Capital improvement reserve: The carrying amount reported on the balance sheet for capital improvement reserve approximates its fair value.

         Note payable - affiliate: The fair value of the long-term note payable to an affiliate was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for long-term indebtedness.

         Mortgage notes payable: The fair value of the Company's long-term mortgage indebtedness was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         The carrying amounts and fair values of the Company's financial instruments at August 31, 1995 are as follows (amounts in thousands):

                                                Carrying Amount   Fair Value
                                                ---------------   ----------

              Cash and cash equivalents          $    5,943       $   5,943
              Escrowed cash                           1,067           1,067
              Capital improvement reserve             1,201           1,201
              Note payable - affiliate                1,168             914
              Mortgage notes payable, net           156,508         165,206

3.  The Advisory Agreement and Related Party Transactions

         The Company has entered into an advisory agreement with PaineWebber Realty Advisors, L.P. (the "Advisor") to perform various services in connection with the sale of the Shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The Advisor is a limited partnership composed of PaineWebber Properties Incorporated ("PWPI") as the general partner and Properties Associates, L.P. ("PA") as the limited partner. Both partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI"), which is a wholly owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The advisory agreement is renewable on an annual basis at the discretion of the Company's Board of Directors.
    The type of compensation to be paid by the Company to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows:

    (i) Under the Advisory Agreement, the Advisor has specific management responsibilities to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Asset Management Fee and an Advisory Incentive Fee of 0.25% and 0.25%, respectively, of the Capital
         Contributions of the Company. The Advisory Incentive Fee is subordinated to the shareholders' receipt of distributions of net cash sufficient to provide a return equal to 8% per annum on their Invested Capital, as defined. During the quarter ended February 28, 1994, the payment of regular quarterly distributions was temporarily suspended. Accordingly, the Advisor has not earned any Advisory Incentive Fees since December 1, 1993. Furthermore, during the quarter ended May 31, 1994 the Advisor agreed to waive its rights to the collection of previously deferred Advisory Incentive Fees in the aggregate amount of $76,000. This amount is reflected as a reduction of management fee expense for the year ended August 31, 1994. Effective March 1, 1995, the Advisor agreed to waive its management fees for a period of at least one year in order to maximize the Company's earnings and cash flow while certain strategic plans regarding the Company's future operations are evaluated and implemented. The Advisor earned total management fees of $125,000, $237,000 and $501,000 for the period September 1, 1994 through February 28, 1995 and the years ended August 31, 1994 and 1993, respectively. Accounts payable - affiliates at August 31, 1994 included management fees payable to the Advisor totalling $62,000.

    (ii) For its services in finding and recommending investments, and for analyzing, structuring and negotiating the purchase of properties by the Company, PWPI was to receive non-recurring Acquisition Fees equal to 3% of the Capital Contributions. PWPI received acquisition fees in connection with the Company's real estate investments in the amount of $3,006,000.

    (iii)Fees equal to 1/2 of 1% of any financing and 1% of any refinancing obtained by the Company for which the Advisor renders substantial services, and for which no fees are paid to a third party, will be paid to the Advisor as compensation for such services. No such fees had been earned as of August 31, 1995.

    (iv) Upon disposition of the Company's investments, the Advisor may earn sales commissions and disposition fees. These fees and commissions will be subordinated to the repayment to shareholders of their Capital Contributions plus certain minimum returns on their Invested Capital. In no event will the disposition fees exceed an amount equal to 15% of Disposition Proceeds remaining after the shareholders have received an amount equal to their Capital Contributions plus a return on Invested Capital of 6% per annum, cumulative and noncompounded. No disposition fees or sales commissions have been earned as of August 31, 1995.

       Financial and investor servicing expenses represent reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company. Effective March 1, 1995, the Advisor agreed that it will not be reimbursed for providing these services to the Company. As with the management fees described above, the Advisor has agreed to waive these servicing fees for a period of at least one year in order to maximize the Company's earnings and cash flow while certain strategic plans regarding the Company's future operations are evaluated and implemented. For the period September 1, 1994 through February 28, 1995 and the years ended August 31, 1994 and 1993, the Company paid $111,000, $260,000 and $262,000, respectively, to this affiliate for providing such services to the Company.

       Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. For the years ended August 31, 1995, 1994 and 1993, Mitchell Hutchins earned fees of $8,000, $8,000 and $40,000, respectively, for managing the Company's cash assets. Accounts payable - affiliates at August 31, 1995 and 1994 includes $4,000 and $5,000, respectively, payable to Mitchell Hutchins.

       The Company has engaged the services of a consulting firm for certain professional services related to its mortgage loan refinancing and acquisition due diligence activities. The consulting firm is a partnership in which Mr. Robert J. Pansegrau is one of two current partners. Mr. Pansegrau is formerly a Senior Vice President of the Company who resigned effective March 31, 1993. The consulting firm received fee compensation from the Company totalling approximately $186,000, $282,000 and $215,000 for the years ended August 31, 1995, 1994 and 1993, respectively. The consulting firm also received reimbursement for out-of-pocket expenses of approximately $79,000, $167,000 and $83,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

       In June 1995, the Company secured a new mortgage loan in the amount of $4,000,000 to repay a portion of the first mortgage loan held by PWPI which was secured by the Applewood Village operating property in the amount of $5,175,000 (see Note 5). PWPI agreed to make an unsecured loan for the difference, in the amount of $1,175,000, which has a 15-year term and carries an interest rate tied to PWPI's cost of funds, not to exceed 8% per annum. The note is fully amortizing over its term and requires monthly payments of principal and interest through maturity in June 2010. The balance of this note payable to affiliate as of August 31, 1995 was $1,168,000. Interest expense incurred by the Company in fiscal 1995 under the terms of this note agreement totalled $12,000.

4.  Operating Investment Properties

       Through August 31, 1995, the Company had acquired 22 Wal-Mart anchored shopping centers. The ownership of the Company's operating properties described below is legally held by four limited partnerships in which the Company is the sole general partner. These partnerships were created in order to, among other things, facilitate the communication of income tax information to the Company's shareholders. The limited partner of the partnerships is PaineWebber Properties Incorporated ("PWPI"), which is the general partner of the Advisor (see Note 3). The economic interest of PWPI in the partnerships is generally limited to a share of the Company's Disposition Proceeds, as defined, to which the Advisor was originally entitled through the Disposition Fee, as defined in the Company's original offering prospectus. Per the terms of the limited partnership agreements, all distributions of operating cash flow generated to date have been allocated to the Company. Furthermore, as a limited partner in the partnerships, PWPI has no control over the operations of the partnerships or of the operating properties, other than in its capacity as a partner of the Advisor. The legal ownership of the Company's operating investment properties by the partnerships has virtually no impact on the Company's financial position or results of operations. Accordingly, the partnerships are consolidated with the Company for financial reporting purposes. The name, location and size of the acquired properties, along with information related to the respective purchase prices and adjusted cost basis as of August 31, 1995, are as follows (in thousands):

                                                                  Costs
Name                                               Acquisition    Capitalized    Master         Adjusted
Location              Date          Purchase       Fees and       Subsequent to  Lease          Cost at
Size                  Acquired      Price (1)      Expenses (2)   Acquisition    Payments (3)   8/31/95
- ----------           --------      --------       -----------     -----------    -----------    -------
Village Plaza        8/16/89        $23,975        $394            $ 826          $618           $ 24,577
Augusta, GA
490,970
square feet

Logan Place          1/18/90          4,917         189               16           232             4,890
Russellville, KY
114,748
square feet

Piedmont Plaza       1/19/90         13,500         263               29           107            13,685
Greenwood, SC
249,052
square feet

Artesian Square      1/30/90          6,990         203              989           392            7,790
Martinsville, IN
177,428
square feet

Sycamore Square      4/26/90          4,970         172               23           130            5,035
Ashland City, TN
93,304
square feet

Audubon Village     5/22/90           6,350         215               30             -            6,595
Henderson, KY
124,592
square feet

Crossroads Centre   6/15/90           9,914         246               35             -           10,195
Knoxville, TN
242,430
square feet

East Pointe Plaza   8/07/90          13,936         269              437           306           14,336
Columbia, SC
238,722
square feet

Walterboro Plaza-  12/19/90           6,645         284               14           136           6,807
Phases I and II
Walterboro, SC
132,130
square feet



Name                                               Acquisition    Capitalized    Master         Adjusted
Location              Date          Purchase       Fees and       Subsequent to  Lease          Cost at
Size                  Acquired      Price (1)      Expenses (2)   Acquisition    Payments (3)   8/31/95
- ----------           --------      --------       -----------     -----------    -----------    -------
(continued)

Cypress Bay         12/19/90        12,235         215              88             522            12,016
 Plaza
Morehead City, NC
258,245
square feet

Cross Creek         12/19/90       13,565         302               15             525            13,357
 Plaza
Beaufort, SC
237,801
square feet

Lexington Parkway   3/05/91         10,290         251             70              208            10,403
 Plaza
Lexington, NC
210,190
square feet

Roane County         3/05/91        7,000          197              -               43             7,154
 Plaza
Rockwood, TN
160,198
square feet

Franklin Square     6/21/91         9,018          232             45               26             9,269
Spartanburg, SC
237,062
square feet

Barren River        8/09/91        11,788          412             49               57            12,192
 Plaza
Glasgow, KY
234,795
square feet

Cumberland           8/09/91      7,458            370             31              116             7,743
 Crossing
LaFollette, TN
144,734
square feet

Applewood           10/25/91      6,965            389             -                25             7,329
 Village
Fremont, OH
140,039
square feet




Name                                               Acquisition    Capitalized    Master         Adjusted
Location              Date          Purchase       Fees and       Subsequent to  Lease          Cost at
Size                  Acquired      Price (1)      Expenses (2)   Acquisition    Payments (3)   8/31/95
- ----------           --------      --------       -----------     -----------    -----------    -------
(continued)


Aviation Plaza       8/31/92       8,349           337              -              -             8,686
Oshkosh, WI
174,715
square feet

Crossing             8/31/92      12,100           356              6              -            12,462
Meadows Plaza
Onalaska, WI
233,984
square feet

Southside Plaza      10/21/92      9,200           356              7              -             9,563
Sanford, NC
172,293
square feet

College Plaza        4/29/93       9,900           461              -              2            10,359
Bluefield, VA
178,431
square feet

Marion Towne         6/23/93       7,907           624             -               -             8,531
  Center
Marion, SC
156,558
square feet

                                --------        ------        ------           ------         --------
                                $216,972        $6,737        $2,710           $3,445         $222,974
                                ========        ======        ======           ======         ========

    (1) At the closing of certain property acquisitions, a portion of the purchase price amounts were retained by the Company to pay for certain items deemed to be the responsibility of the sellers. These amounts are included in security deposits and other liabilities on the accompanying balance sheet and totalled approximately $62,000 at August 31, 1994. All such amounts had been released as of August 31, 1995.

    (2)  Acquisition  fees and expenses  include the 3% fee payable to PWPI (see
         Note 3) and other capitalized costs incurred in connection with the acquisition of the properties (e.g. legal fees, appraisal fees, other closing costs, etc.). Certain expenses incurred to investigate potential investments are recorded as other assets pending the closing of a transaction and are reclassified after acquisition to the cost basis of the related property. Expenses incurred to review potential investments which are subsequently not acquired by the Company are charged to investment analysis expense once the Company stops pursuing the acquisition.

    (3) The Company originally entered into master lease agreements with the sellers and certain of their affiliates (the "Guarantors") of each of the operating properties acquired. The master lease agreements generally provide that, for a period of up to 36 to 60 months (depending on the credit status of the tenant in occupancy) from the date of the acquisition of the operating property, the Guarantors will guarantee that the aggregate cash flow from all non-anchor tenants will not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at the time of the purchase. In the event that the actual aggregate net cash flow is less than the guaranteed amount, the Guarantors are obligated to make cash payments to the Company equal to any such deficit. All amounts earned under the master lease agreements are treated as purchase price adjustments and recorded as reductions to the carrying values of the related operating property for financial reporting purposes. Certain of the Guarantors secured their guarantees with cash collateral held by the Company or with letters of credit. During the quarter ended February 28, 1995, the Company entered into a settlement agreement related to the outstanding master lease obligations on the Southside Plaza and Collage Plaza properties, which were both with the only remaining lessee for which the Company held cash collateral. During the quarter ended May 31, 1995, the Company entered into a similar settlement agreement related to the Aviation Plaza and Crossing Meadows master lease obligations. As part of these settlement agreements, the Company agreed to the early termination of the respective master leases and to the release of the related cash collateral or letters of credit in return for the agreement of the related management agent to certain changes to the property management contracts. The master leases which were terminated as part of these settlements related to properties which currently do not generate any master lease payments based on their present leasing status. Applewood Village is the only property remaining under a master lease and currently is not generating any master lease payments based on the present leasing level. The Applewood Village master lease is scheduled to expire in November 1996.

         As discussed in Note 1, as a result of the decision by the Board of Directors to solicit offers to purchase the Company's portfolio of properties in the near term, the accompanying statement of operations for fiscal 1995 includes a loss of $3,850,000 to reflect the writedown of the individual operating investment properties and certain related assets to the lower of adjusted cost or net realizable value as of August 31, 1995. Such loss applies only to the properties for which losses are expected based on the estimated fair values. The expected gains on properties for which the estimated fair value less costs to sell exceeds the adjusted cost basis will be recognized in the period in which a sale transaction is completed. The Company will continue to recognize depreciation on its assets held for sale through the date of disposal. Operating investment properties held for sale on the accompanying balance sheet as of August 31, 1995 is comprised of the following amounts (in thousands):

            Land                                   $  37,845
            Buildings and improvements               175,453
            Furniture and equipment                    9,676
                                                  ----------
                                                     222,974

           Less:  accumulated depreciation          (27,409)
                                                  ---------
                                                    195,565
            Deferred rent receivable                    305
            Deferred leasing commissions, net           291
                                                  ---------
                                                    196,161
            Less:  Allowance for possible
               impairment loss                       (3,850)
                                                  ---------
                                                  $ 192,311
                                                  =========

5.  Mortgage Notes Payable

       Mortgage notes payable, reduced by unamortized loan buydown fees (see below), at August 31, 1995 and 1994 consists of the following (in thousands):
                                                           1995         1994
                                                           ----         ----

    Mortgage  notes payable to a financial
    institution which are secured by                     $ 49,005    $ 76,495
    Village    Plaza, Piedmont Plaza,                     (2,504)     (3,104)
    Artesian  Square,  Logan Place,                     ---------     -------
    Sycamore Square and Crossroads                         46,501      73,391
    Centre  as  of  August  31,  1995.  In
    addition,   notes   secured  by  Cross
    Creek  Plaza,  Cypress  Bay  Plaza and
    Walterboro   Plaza  in  the  aggregate
    principal  amount  of  $22,710,  which
    were due to mature in  December  1994,
    were  refinanced in December 1994, and
    the  mortgage  note secured by Audubon
    Village   in  the  amount  of  $4,780,
    which was due to  mature on  September
    1,  1995,   was   refinanced  in  June
    1995.   Maturity  dates  for  the  six
    remaining  loans  range from  November
    1, 1999 to July 1, 2000.  The  balance
    of  these   mortgage   notes   require
    monthly  payments of interest  only at
    8% for the first  seven years and then
    principal  and  interest  at 8%  until
    maturity.    These    notes    contain
    certain   cross   default   and  cross
    collateral       provisions.       See
    discussion   of   effective   interest
    rates and loan buydown fees below.

    Mortgage  notes payable to a financial
    institution which are  secured  by                     24,678      24,917
    East  Pointe  Plaza, Cumberland Crossing               (1,022)     (1,160)
    and Barren River  Plaza.  The mortgage               --------    --------
    note on East Pointe Plaza, in the principal            23,656      23,757
    amount of  $11,150,  calls for monthly
    interest only payments at 8% per annum
    through  June  1996.  The  balance  of
    these mortgage  notes require  monthly
    payments of principal  and interest at
    8% through June 1996. After June 1996,
    monthly   payments  of  principal  and
    interest,  at a rate to be  determined
    by the  lender,  are due on all  three
    notes until maturity on June 10, 2001.
    These  notes  contain   certain  cross
    default    and    cross     collateral
    provisions.    See    discussion    of
    effective   interest  rates  and  loan
    buydown fees below.

    Mortgage  note  payable to a financial                  6,600      26,400
    institution secured by  Franklin  Square                  (83)       (670)
    as of August  31 ,1995. In addition,                   ------      ------
    the note secured by Applewood  Village                  6,517      25,730
    in the  amount  of  $5,175,  which was
    payable  to PWPI and due to  mature on
    November 1, 1995,  was  refinanced  in
    June   1995;   the  note   secured  by
    Walterboro  Phase II in the  amount of
    $1,650, due to mature on July 1, 1995,
    was  refinanced in December  1994; and
    the notes secured by Lexington Parkway
    Plaza  and Roane  County  Plaza in the
    aggregate principal amount of $12,975,
    which were  payable to PWPI and due to
    mature in April 1996,  were refinanced
    in February 1995.

(continued)                                                  1995        1994
                                                             ----        ----

     The remaining  note  requires  monthly
     interest only payments at 8% per annum
     until  maturity on June 21, 1996.  See
     discussion of effective interest rates
     and loan buydown fees below.

    Mortgage  note  payable to a financial                 23,680           -
     institution  secured  by  Cross  Creek
     Plaza,    Cypress    Bay   Plaza   and
     Walterboro  Plaza  (Phases  I and II).
     The loan bears  interest at a variable
     rate equal to 30-day  LIBOR plus 3.50%
     per annum for the first twelve  months
     (9.56% as of August 31, 1995),  30-day
     LIBOR plus  3.75% for the next  twelve
     months and 30-day LIBOR plus 4.25% for
     the  final  twelve   months.   Monthly
     payments  of  interest  and  principal
     (based  on  a   15-year   amortization
     schedule)  are due until  maturity  on
     December   10,   1997.   The   Company
     purchased  an interest  rate cap which
     covers the first twelve  months of the
     loan  period.  The  interest  rate cap
     limits the  Company's  exposure to the
     variable  interest  rate in the  event
     that 30-day LIBOR rates increase above
     8% per annum,  which  would  limit the
     interest rate on the loan to a maximum
     of 11.5% through December 1995.

    Mortgage  notes payable to a financial                 17,487           -
     institution    secured    by   Audubon
     Village,  Lexington  Parkway Plaza and
     Roane County Plaza.  The notes secured
     by the Lexington and Roane  properties
     bear  interest  at  a  fixed  rate  of
     9.125% per annum and  require  monthly
     payments  of  principal  and  interest
     aggregating  $119 through  maturity on
     March 1,  2015.  The note  secured  by
     Audubon   Village  bears  interest  at
     8.75% per annum and  requires  monthly
     payments of principal  and interest of
     $43 through maturity on June 1, 2000.

    Mortgage  notes payable to a financial                16,321       16,405
     institution   which  are   secured  by
     Aviation  Plaza and Crossing  Meadows.                 (815)        (991)
                                                         --------    --------

    Monthly  payment  terms  for the  loan                15,506      15,414
     secured  by  Aviation  Plaza,  in  the
     principal  amount of $6,800,000,  call
     for interest  only  payments at 8% per
     annum  through   August  1,  1995  and
     principal and interest  payments at 8%
     thereafter  until  maturity.  The loan
     secured by Crossing  Meadows  requires
     monthly payments,  including  interest
     at  8%  per   annum,   of  $71   until
     maturity.  Both notes are scheduled to
     mature on June 1, 1999. See discussion
     of effective  interest  rates and loan
     buydown fees below.

    (continued):
                                                             1995        1994
                                                             ----        ----

    Mortgage  note  payable to a financial                  6,686       6,779
    institution   which  is   secured   by                   (219)       (283)
    Southside  Plaza.  The  note  requires                 ------     -------
    monthly payments,  including  interest                  6,467       6,496
    at  6.83%  per  annum,  of  $46  until
    maturity  on  November  5,  1997.  See
    discussion of effective interest rates
    and loan buydown fees below.

    Mortgage  note payable to a bank which                  6,898       6,939
    is secured by College Plaza.  Interest
    on the note accrues at prime plus .75%
    per  annum  (9.5%  as  of  August  31,
    1995).  Monthly  payments equal to the
    greater of $58 or accrued interest for
    such month are payable until  maturity
    on April 23, 1996.

    Mortgage  note  payable to a financial                  5,817       5,872
    institution which is secured by Marion
    Towne  Center.  The  note,  which  was
    issued  on June 23,  1993,  calls  for
    monthly payments,  including  interest
    at 8% per annum, of $44 until maturity
    on July 1,  2002.  The  lender has the
    option, upon 120 days' written notice,
    to  call  the  loan  due at the end of
    each of the  third  year and the sixth
    year of the  loan.  If the loan is not
    called at such  time,  the  lender may
    adjust the interest rate.

    Mortgage  note  payable to a financial                 3,979           -
    institution   secured   by   Applewood
    Village. The note bears interest at 9%
    per   annum   and   requires   monthly
    principal and interest payments of $41
    until maturity on June 10, 2010.
                                                         --------    --------
    Total mortgage notes payable, net                    $156,508    $157,599
                                                         ========    ========

Summary of outstanding mortgage notes payable

    Total outstanding mortgage principal
      balances as of  August 31, 1995 and
      August 31, 1994                                    $161,151    $163,807
    Aggregate unamortized loan buydown fees                (4,643)     (6,208)
                                                         --------    --------
    Total mortgage notes payable, net                    $156,508    $157,599
                                                         ========    ========

         At the time of the closing of certain of the mortgage notes listed above, the Company paid fees to the lenders in return for the lenders' agreement to reduce the stated interest rate on the loans to 8% per annum (6.83% in the case of Southside Plaza) over the terms of the loans. The fees have been recorded as reductions of the outstanding principal amounts and are being amortized, using the effective interest method, over the terms of the respective loans. The effective interest rates on these outstanding loans ranged from 8.47% to 9.76% per annum as of August 31, 1995.

         As discussed further in Note 1, the Company is currently in the process of soliciting offers for the purchase of the operating investment properties which serve as collateral for the above mortgage loans. The obligation to repay the lenders with respect to such loans at the time of any potential sale transaction would be equal to the outstanding mortgage principal balance prior to unamortized loan buydown fees. In conjunction with a sale transaction, the amount of any remaining unamortized buydown fees would be written off as a loss on the early extinguishment of debt. In addition, certain of the Company's outstanding mortgage loans include substantial prepayment penalties. In the event that the Company proceeds with a portfolio sale transaction in the near term, such penalties would be payable to the lenders unless the prospective buyer agrees to assume the outstanding loan, if permitted under the terms of the loan agreement, or unless the Company can negotiate any reduction in the contractual amounts owed. Any prepayment penalties paid by the Company would be recorded as a loss on the early extinguishment of debt.

        The Company is not in technical compliance with provisions in certain of the above mortgage loan agreements which require formal lender approval of all property expansions and lease modifications. Under the terms of the loan agreements, failure to comply with such terms may constitute events of default. Management has been working with the lenders to obtain the necessary approvals and believes that all instances of non-compliance will be cured during fiscal 1996. The instances of non-compliance relate to six loans with three different lenders. Such loans had aggregate principal balances of approximately $58,322,000 as of August 31, 1995. The summary of scheduled debt maturities presented below shows the adjusted maturities which reflect the changes which would occur if the lenders on these six loans were to declare defaults and accelerate the loan obligations as a result of these circumstances. The lenders have not indicated that they have any intentions of declaring defaults on the related mortgage loans in connection with these administrative matters and management would not expect them to do so as long as diligent efforts continue to be made to resolve the outstanding issues.

         Aggregate maturities of mortgage notes payable for the next five years and thereafter are as follows (in thousands):

                                      Amount as
                                      adjusted to
                                      reflect loans
                                      in technical default
         Year ended August 31:        as due immediately
         ---------------------        ------------------
            1996                         $ 66,784
            1997                            1,851
            1998                           21,424
            1999                           17,128
            2000                           22,085
            Thereafter                     31,879
                                         --------
                                         $161,151
                                         ========
6.  Rental income

         The Company derives rental income from leasing shopping center space. All of the Company's leasing agreements are operating leases expiring in one to twenty years. Base rental income of $22,183,000, $21,958,000 and $19,982,000 was earned for the years ended August 31, 1995, 1994 and 1993, respectively. The following is a schedule of minimum future lease payments from noncancellable operating leases as of August 31, 1995 (in thousands):

    Year ended August 31:
    ---------------------
            1996                  $ 21,397
            1997                    19,617
            1998                    17,876
            1999                    16,921
            2000                    15,546
            Thereafter             129,929
                                  --------
                                  $221,286
                                  ========

       Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. Percentage rentals of approximately $160,000, $92,000 and $48,000 were earned for the years ended August 31, 1995, 1994 and 1993, respectively. Virtually all tenant leases also require lessees to pay all or a portion of real estate taxes and certain property operating costs.

       Rental income of approximately $7,913,000, $7,913,000 and $7,237,000 was received from leases with Wal-Mart and its affiliates for the years ended August 31, 1995, 1994 and 1993 respectively. Such amounts comprise 36% of total base rental income for each of those years. No other tenant has accounted for more than 10% of the Company's rental income during any period since inception.

7.  Contingencies

       In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
     Incorporated's sale and sponsorship of various limited partnership interests and common stock, including the securities offered by the Company. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Properties Incorporated, which is the General Partner of the Advisor. The Company is not a defendant in the New York Limited Partnership Actions. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

       The amended complaint in the New York Limited Partnership Actions alleges, among other things, that, in connection with the sale of common stock of the Company, the defendants (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Company's anticipated performance; and (3) marketed the Company to investors for whom such investments were not suitable. The plaintiffs, who are not shareholders of the Company but are suing on behalf of all persons who invested in the Company, also allege that following the sale of the common stock of the Company the defendants misrepresented financial information about the Company's value and performance. The amended complaint alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the Company, as well as disgorgement of all fees and other income derived by PaineWebber from the Company. In addition, the plaintiffs also seek treble damages under RICO.

       The defendant's time to move against or answer the complaint has not yet expired, but the Company is informed that PWPI intends to vigorously contest the allegations of this litigation. The Advisory Agreement and the Company's Articles of Incorporation require the Company to indemnify the Advisor and other PaineWebber affiliates for costs and liabilities of litigation in certain limited circumstances. Management has had discussions with representatives of PaineWebber, and, based on such discussions, the Company does not believe that PaineWebber intends to invoke the indemnity. However, if PaineWebber were to demand the indemnity and such obligation were deemed applicable and enforceable in connection with the New York Limited Partnership Actions, the indemnity could have a material adverse effect on the Company's financial statements, taken as a whole. The ultimate outcome of this matter cannot be determined at the present time. Accordingly, no provision for any liability that may result from such indemnification has been made in the accompanying financial statements.

       The Company is a party to certain other legal actions in the normal course of business. Management believes these actions will be resolved without material adverse effect on the Company's financial statements, taken as a whole.

8.  Subsequent Events

        As reported in the Special Update to Shareholders dated March 15, 1996, the Company announced the execution of a definitive agreement for the sale of its assets to Glimcher Realty Trust ("GRT"). Under the original terms of the agreement, GRT was to have purchased the properties of the Company subject to certain indebtedness and leases for an aggregate purchase price of approximately $203 million plus prepayment penalties on debt to be prepaid and assumption fees on debt to be assumed, subject to certain adjustments. As of May 14, 1996, the terms of the purchase contract were amended to reduce the aggregate purchase price to $197 million plus prepayment penalties and assumption fees. The sale transaction closed into escrow on June 27, 1996 with GRT depositing the net proceeds required to close the transaction in the form of bank letters of credit. Consummation of the sale remains subject to approval by the shareholders of the Company and may also be terminated by the Company in accordance with the fiduciary obligations of its Board of Directors. During the escrow period in which the Company will seek to obtain the required shareholder approval, the Company's operating properties will be managed by GRT pursuant to a management agreement which is cancellable in the event that the sale is not completed. Under the terms of the management agreement, GRT will receive a base fee of 3% of the gross operating revenues of the properties. In addition, in the event that the sale is successfully consummated, GRT would earn an incentive management fee equal to the net cash flow of the properties attributable to the period commencing on May 14, 1996 and ending on the date of the final closing of the sale transaction. If the sale is completed, the Company will be entitled to interest earnings during the escrow period on net proceeds of approximately $37,401,000 at a rate equivalent to the published market rate on 6-month U.S. Treasury Bills as of June 20, 1996. The sale agreement with GRT calls for GRT to receive certain compensatory payments in the event that the sale is not consummated for certain specified reasons. A proxy statement regarding the sale transaction is currently being prepared, and it is expected that the Board will distribute it to the Company's shareholders for approval during the fourth quarter of fiscal 1996. A Special Meeting of the shareholders is expected to be held in October 1996 to vote on the transaction and the complete liquidation and dissolution of the Company. Pursuant to the Company's Articles of Incorporation and Virginia law, the sale of all, or substantially all, of the Company's real estate assets requires shareholder approval. Approval by two-thirds of the Company's outstanding shares would be required in order to proceed with the sale transaction. In the event that the sale transaction is approved and completed, the Company is expected to be liquidated within a reasonable time frame following the closing of the transaction.

        As discussed in Note 7, an affiliate of the Advisor to the Company was named as a defendant in a class action lawsuit against PaineWebber
     Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of shares of the Company's common stock. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in this class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to shareholders in Retail Property Investors, Inc. Under certain limited circumstances, pursuant to the Advisory Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. However, by written agreement dated April 1, 1996 PaineWebber and its affiliates have waived all such rights with regard to this litigation and any other similar litigation that has been or may be threatened, asserted or filed by or on behalf of purchasers of the Company's common stock. Thus, the Advisor believes that these matters will have no material effect on the Company's financial statements, taken as a whole.




Schedule III - Real Estate and Accumulated Depreciation
                         RETAIL PROPERTY INVESTORS, INC.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1995
                                 (In thousands)


                           Initial Cost to                    Gross Amount at Which Carried at                         Life on Which
                               Partnership                         Close of period                                      Depreciation
                           ---------------   Costs          -------------------------------                               in Latest
                                 Buildings  Capitalized        Buildings,                                                 Income
                              Improvements (Removed)          Improvements  Total, Less                                   Statement
                                & Personal Subsequent to        & Personal Allowance for Accumulated  Date of      Date     is
Description Encumbrances(A) Land Property  Acquisition (B) Land Property   Impairment (C)Depreciation Construction Acquired Computed
- ----------- --------------  ---- --------  --------------  ---- --------   ------------- ------------ ------------ -------- -------

Shopping Center $ 18,900    $ 6,307  $ 18,062   $  208     $ 6,307 $ 18,270   $ 24,577     $3,741      1988        8/16/89  12 -
Augusta, GA                                                                                                                 40 yrs.

Shopping Center   10,125      1,532    12,231      (78)      1,532   12,153     13,685      2,234      1990        1/19/90   12 -
Greenwood, SC                                                                                                                40 yrs.

Shopping Center    3,715        448     4,659     (245)        448    4,442      4,890        817      1988        1/18/90  12 -
Russellville, KY                                                                   (28)                                     40 yrs.
                                                                               -------
                                                                                 4,862

Shopping Center    5,340        730     6,464      596         730    7,060      7,790      1,263      1989        1/30/90   12 -
Martinsville, IN                                                                                                             40 yrs.

Shopping Center    3,595        616     4,527     (576)        616    4,419      5,035        887      1990        4/26/90   12 -
Ashland City, TN                                                                  (468)                                      40 yrs.
                                                                               -------
                                                                                 4,567

Shopping Center    4,506        704     5,860     (226)        704    5,891      6,595      1,000      1989        5/22/90   12 -
Henderson, KY                                                                     (257)                                      40 yrs.
                                                                               -------
                                                                                 6,338

Shopping Center    7,330      1,813     8,347      (83)       1,813   8,382     10,195      1,441      1990        6/15/90   12 -
Knoxville, TN                                                                     (118)                                      40 yrs.
                                                                              --------
                                                                                10,077

Shopping Center   11,150      4,244     9,965     (250)       4,244  10,092     14,336      1,815      1990        8/7/90    12 -
Columbia, SC                                                                      (377)                                      40 yrs.
                                                                              --------
                                                                                13,959

Shopping Center    9,785      3,292     10,578     (513)       3,292  10,065    13,357      1,513      1990        12/19/90   12 -
Beaufort, SC                                                                                                                40 yrs.




Schedule III - Real Estate and Accumulated Depreciation
(continued)                                     RETAIL PROPERTY INVESTORS, INC.

                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        August 31, 1995
                                                      (In thousands)

                           Initial Cost to                    Gross Amount at Which Carried at                         Life on Which
                               Partnership                         Close of period                                      Depreciation
                           ---------------   Costs          -------------------------------                               in Latest
                                 Buildings  Capitalized        Buildings,                                                 Income
                              Improvements (Removed)          Improvements  Total, Less                                   Statement
                                & Personal Subsequent to        & Personal Allowance for Accumulated  Date of      Date     is
Description Encumbrances(A) Land Property  Acquisition (B) Land Property   Impairment (C)Depreciation Construction Acquired Computed
- ----------- --------------  ---- --------  --------------  ---- --------   ------------- ------------ ------------ -------- -------

(continued)

Shopping Center   9,002      1,104    11,346     (434)     1,104   10,912     12,016      1,724      1989          12/19/90  12 -
Morehead City, NC                                                                                                            40 yrs.

Shopping Center   4,893        929     6,001     (361)       929    5,878      6,807        793      1989          12/19/90  12 -
Walterboro, SC                                                                  (238)                                        40 yrs.
                                                                             -------
                                                                               6,569

Shopping Center   7,729     2,438     8,103     (275)      2,438    7,965     10,403      1,269      1990          3/5/91    12 -
Lexington, NC                                                                   (137)                                        40 yrs.
                                                                            --------
                                                                              10,266

Shopping Center   5,252     1,280     5,918      (44)      1,280    5,874      7,154        918      1989          3/5/91    12 -
Rockwood, TN                                                                                                                 40 yrs.

Shopping Center   6,600     2,361     6,888       20       2,361    6,908      9,269      1,032      1987          6/21/91   12 -
Spartanburg, SC                                                                                                              40 yrs.

Shopping Center   8,279      929     11,275     (152)        929   11,263     12,192      1,517      1990          8/9/91    12 -
Glasgow, KY                                                                     (140)                                        40 yrs.
                                                                            --------
                                                                              12,052

Shopping Center   5,249      737     7,093      (177)        737    7,006      7,743        969      1990          8/9/91    12 -
LaFollette, TN                                                                   (90)                                        40 yrs.
                                                                             -------
                                                                               7,653

Shopping Center   3,979      728     6,626    (1,372)        728    6,601      7,329        814      1990        10/25/91    12 -
Fremont, OH                                                                   (1,347)                                        40 yrs.
                                                                            --------
                                                                               5,982




Schedule III - Real Estate and Accumulated Depreciation
(continued)                                     RETAIL PROPERTY INVESTORS, INC.

                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        August 31, 1995
                                                     (In thousands)



                           Initial Cost to                    Gross Amount at Which Carried at                         Life on Which
                               Partnership                         Close of period                                      Depreciation
                           ---------------   Costs          -------------------------------                               in Latest
                                 Buildings  Capitalized        Buildings,                                                 Income
                              Improvements (Removed)          Improvements  Total, Less                                   Statement
                                & Personal Subsequent to        & Personal Allowance for Accumulated  Date of      Date     is
Description Encumbrances(A) Land Property  Acquisition (B) Land Property   Impairment (C)Depreciation Construction Acquired Computed
- ----------- --------------  ---- --------  --------------  ---- --------   ------------- ------------ ------------ -------- -------
(continued)


Shopping Center    6,795   1,806     6,880        -     1,806    6,880        8,686        661         1990        8/31/92   12 -
Osh Kosh, WI                                                                                                                 40 yrs.

Shopping Center    9,526   2,570     9,886        6     2,570    9,892        12,462       924         1991        8/31/92   12 -
Onalaska, WI                                                                                                                 40 yrs.

Shopping Center    6,686   1,274     8,282     (274)    1,274    8,289         9,563       765         1991        10/21/92  3 -
Sanford, NC                                                                     (281)                                        40 yrs.
                                                                             -------
                                                                               9,282

Shopping Center    6,898   1,626     8,735       (2)    1,626    8,733        10,359       693         1992       4/29/93    12 -
Bluefield, VA                                                                                                                40 yrs.

Shopping Center    5,817     377     8,153     (368)      377    8,154         8,531       619         1992       6/23/93    12 -
Marion, SC      --------  -------  -------   ------    ------   ------                    ----                               40 yrs.
                                                                                (369)
                                                                            --------
                                                                               8,162
                                                                            --------
                $161,151 $37,845  $185,879   $(4,600)  $37,845 $185,129     $219,124    $27,409
                ======== =======  ========   =======   ======= ========      ========   =======

Notes
(A) See Note 5 of Notes to Financial Statements for a description of the debt encumbering the properties.

(B) Included in Costs Capitalized (Removed) Subsequent to Acquisition are certain master lease payments earned that are recorded as reductions in the cost basis of the properties for financial reporting purposes. See Note 4 to the financial statements for a further description of these payments.
     Also included in Costs Capitalized (Removed) Subsequent to Acquisition is the provision for impairment loss described in Note C below.

(C) The gross amount reflected above includes an impairment loss of $3,850 recognized in fiscal 1995 to writedown the operating investment properties to the lower of adjusted cost or net realizable value. See Notes 1, 2 and 4 for a further discussion. The aggregate cost of real estate owned at August 31, 1995 for Federal income tax purposes is approximately $219,529.




Schedule III - Real Estate and Accumulated Depreciation
                  (continued) RETAIL PROPERTY INVESTORS, INC.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1995
                                 (In thousands)


(D) Reconciliation of real estate owned:
                                                            1995         1994         1993
                                                            ----         ----         ----
   Balance at beginning of year                          $222,814      $222,373     $193,310
   Acquisitions and improvements                              178           767       29,772
   Disposal of fully depreciated tenant improvements          (18)            -            -
   Reduction of basis due to master
     lease payments received                                    -          (326)        (708)
   Provision for loss on impairment of
     assets held for sale                                  (3,850)             -           -
                                                         --------      ---------    --------
   Balance at end of year                                $219,124      $222,814     $222,374
                                                         ========      ========     ========

(E) Reconciliation of accumulated depreciation:

   Balance at beginning of year                         $  21,080     $  14,863    $   9,334
   Depreciation expense                                     6,347         6,217        5,529
   Disposal of fully depreciated tenant improvements          (18)            -            -
                                                        ---------     ---------    ---------
   Balance at end of year                               $  27,409      $ 21,080    $  14,863
                                                        =========      ========    =========


                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RETAIL PROPERTY INVESTORS, INC.






                                       By  /s/ Walter V. Arnold
                                           --------------------
                                            Walter V. Arnold
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (additionally functioning
                                            as chief accounting officer)



Dated:  July 17, 1996