Form 10-K405
period 1996-08-31
RETAIL PROPERTY INVESTORS INC
filed 1996-11-29
CIK 852748

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                          FOR FISCAL YEAR ENDED: AUGUST 31, 1996

                                            OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the transition period from to .

                             Commission File Number: 0-18247

                             RETAIL PROPERTY INVESTORS, INC.
                  (Exact name of registrant as specified in its charter)

        Virginia                                               04-3060233
(State of organization)                                     (I.R.S. Employer
                                                           Identification  No.)

1285 Avenue of the Americas, New York, New York                     10019
    (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code              (212) 713-4264
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Shares of common stock outstanding as of August 31, 1996: 5,010,050. The aggregate sales price of the shares sold was $100,201,000. This does not reflect market value. There is no current market for these shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
           Documents                                        Form 10-K Reference
Original Offering Prospectus of registrant                  Part IV
dated October 6, 1989, as supplemented

                       RETAIL PROPERTY INVESTORS, INC.
                                1996 FORM 10-K

                              TABLE OF CONTENTS


Part I                                                                  Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-4

Item  3     Legal Proceedings                                           I-7

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

Item 14     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                             IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-27

                                    PART I

Item 1.  Business

    Retail Property Investors, Inc. (the "Company"), formerly PaineWebber Retail Property Investments, Inc., is a corporation organized on August 9, 1989 in the Commonwealth of Virginia for the purpose of investing in a portfolio of retail shopping centers located throughout the midwestern, southern and southeastern United States. The Company has elected to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. On October 23, 1989, the Company commenced an initial public offering of up to 10,000,000 shares of its Common Stock (the "Shares"), priced at $10 per Share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-29755). The initial offering closed during the second quarter of fiscal 1991, after 10,020,100 shares had been sold (including the sale of 20,100 shares to an affiliate, PaineWebber Group, Inc.), representing gross proceeds of $100,201,000. Effective September 7, 1993, the Company's shareholders approved a resolution to complete a 1 for 2 reverse stock split. Consequently, the resulting outstanding shares, which number 5,010,050, have an effective original issue price of $20 per share. As of November 1, 1996, PaineWebber and its affiliates held 111,601 shares of the Company's common stock. The Company was originally organized as a finite-life, non-traded REIT that had a stated investment policy of investing exclusively in shopping centers in which Wal-Mart Stores, Inc. ("Wal-Mart") was or would be an anchor tenant. The Company invested the net proceeds of the initial public offering in 22 Wal-Mart anchored shopping centers, as discussed in more detail below. In September 1993 and November 1994, the Company's shareholders approved certain amendments to the Company's Articles of Incorporation and Bylaws as part of a plan to reposition the Company to take advantage of the liquidity and potentially attractive source of capital available in the market for publicly held REITs which had existed at that time. As discussed further in Item 7, however, due to changes in interest rate levels and other market factors which adversely affected the market for new public REIT equity offerings during the latter half of calendar 1994 and the first half of calendar 1995, the Company did not complete the final phase of its restructuring plans. In view of the then existing capital market conditions, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board of Directors regarding other options available to the Company. The strategic options considered included, among other things, a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. In November 1995, Lehman presented a summary to the Board of the proposals which it had received to date, all of which were indications of interest from third parties to buy the Company's real estate assets. The Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting firm offers to purchase the Company's portfolio of operating investment properties. The Directors instructed Lehman to work with the various third parties that expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders. As discussed further in Item 7, subsequent to year end, in October 1996 the Company completed the sale of its real estate assets to Glimcher Realty Trust ("GRT"). As also discussed further in Item 7, the Company expects to complete a plan of liquidation prior to December 31, 1996 and to distribute all of the Company's net cash assets to the shareholders prior to such date.

    As of August 31, 1996, the Company owned the investment properties referred to below:

Property Name                               Date of
and Location (1)     Type of Property       Investment         Size
----------------     ----------------       ----------         ----

Village Plaza        Shopping Center         8/16/89        490,970 Sq. Ft.
Augusta, GA

Logan Place          Shopping Center         1/18/90        114,748 Sq. Ft.
Russellville, KY

Property Name                                Date of
and Location (1)     Type of Property        Investment         Size
----------------     ----------------        ----------         ----
(continued:

Piedmont Plaza       Shopping Center         1/19/90        249,052 Sq. Ft.
Greenwood, SC

Artesian Square      Shopping Center         1/30/90        177,428 Sq. Ft.
Martinsville, IN

Sycamore Square      Shopping Center         4/26/90         93,304 Sq. Ft.
Ashland City, TN

Audubon Village      Shopping Center         5/22/90        124,592 Sq. Ft.
Henderson, KY

Crossroads Centre    Shopping Center         6/15/90        242,430 Sq. Ft.
Knoxville, TN

East Pointe Plaza    Shopping Center         8/7/90         279,261 Sq. Ft.
Columbia, SC

Cross Creek Plaza    Shopping Center         12/19/90       237,765 Sq. Ft.
Beaufort, SC

Cypress Bay Plaza    Shopping Center         12/19/90       258,245 Sq. Ft.
Morehead City, NC

Walterboro Plaza     Shopping Center         12/19/90       132,130 Sq. Ft.
Walterboro, SC

Lexington Parkway    Shopping Center         3/5/91         210,150 Sq. Ft.
 Plaza
Lexington, NC

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

Cumberland Crossing  Shopping Center         8/9/91         144,734 Sq. Ft.
LaFollette, TN

Applewood Village    Shopping Center         10/25/91       140,039 Sq. Ft.
Fremont, OH

Aviation Plaza       Shopping Center         8/31/92        174,715 Sq. Ft.
Osh Kosh, WI

Crossing Meadows     Shopping Center         8/31/92        233,984 Sq. Ft.
Onalaska, WI

Property Name                                Date of
and Location (1)     Type of Property        Investment         Size
----------------     ----------------        ----------         ----
(continued)

Southside Plaza      Shopping Center         10/21/92       172,293 Sq. Ft.
Sanford, NC

College Plaza        Shopping Center         4/29/93        178,431 Sq. Ft.
Bluefield, VA

Marion Towne Center  Shopping Center         6/23/93        156,543 Sq. Ft.
Marion, SC

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the mortgage debt which encumbered these real estate investments.

    The 22 retail shopping centers listed above are located in nine central and eastern states and aggregate approximately 4.4 million square feet of gross leasable area. All of the properties are or were anchored by Wal-Mart stores. The typical property profile for the Company's portfolio was a community shopping center of roughly 180,000 square feet (they range in size from 93,304 to 490,970 square feet) anchored by Wal-Mart and a major grocery chain store. The Wal-Mart anchors range in size from 41,000 to 149,000 square feet. At many of the centers, in addition to the Wal-Mart and grocery anchors, there are also national credit tenants such as Sears, JC Penney, Goody's and Lowe's, among others. All centers contain a moderate amount of shop space which is leased to both credit and non-credit tenants. Of the gross leasable space at the Company's properties, 49% is leased to Wal-Mart and its affiliates and 40% is leased to other national and regional credit tenants. The properties are generally located on major state and federal highways, with many at intersections of primary thoroughfares. The majority of the properties are located in county seat markets with a few located in smaller metropolitan areas or at the fringe of larger metropolitan areas.

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

    Wal-Mart remains one of the leading and fastest growing discount mass merchandisers in the United States. An anchor tenant usually commits to a long-term lease with an initial term of 10 to 20 years or more with a succession of renewal options. All of the Company's Wal-Mart leases had an initial term of 20 years. However, as discussed further in Item 7, over the past several years Wal-Mart has begun building "supercenters", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broad trend among retailers to maximize selling areas and reduce costs by constructing supercenters or by emphasizing larger properties and closing smaller, marginal stores. In response to these changes, which occurred during the Company's initial acquisition phase, management became particularly selective in its purchase of existing centers in an effort to address Wal-Mart's changing needs by generally purchasing centers with larger Wal-Mart stores which also had future expansion capabilities. Despite such efforts to alter the Company's acquisition criteria to accommodate Wal-Mart's strategic growth plans, at certain of the Company's properties management had been unable to satisfy Wal-Mart's space and location preferences and Wal-Mart had either moved or expressed its intent to move from such properties. Wal-Mart would remain obligated to pay rent and its share of operating expenses through the remaining terms of the leases even upon vacating the properties. However, unless a suitable replacement anchor tenant could be located, such a relocation of a Wal-Mart store would have a long-term negative impact on renewals by other tenants and on the long-term performance of the affected shopping center. Certain tenants of the properties have co-tenancy clauses in their lease agreements which stipulate that if the Wal-Mart anchor space is vacant these tenants are entitled to pay a reduced amount of rent and, in some cases, retain the right to terminate their lease agreements. Management expected that there would be additional Wal-Mart relocation vacancies at certain of its properties as a result of this trend toward supercenter construction, which was one of the factors which influenced the Board of Directors to pursue a sale of the entire portfolio of properties during fiscal 1995.

    The Company has been engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

    There currently are four directors of the Company, none of whom are affiliated with the Advisor. The Directors are subject to removal by the vote of the holders of a majority of the outstanding Shares. The Directors are responsible for the general policies of the Company, but they are not required to conduct personally the business of the Company. Subject to the supervision of the Company's Board of Directors, the business of the Company has been managed to date by PaineWebber Realty Advisors, L.P. (the "Advisor"), a limited partnership composed of PaineWebber Properties Incorporated ("PWPI"), a Delaware corporation, and Properties Associates, L.P., a Virginia limited partnership. Both partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI"). PWI is a subsidiary of PaineWebber Group, Inc. ("PaineWebber").

    The terms of transactions between the Company and the Advisor and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

    As of August 31, 1996, the Company owned directly, or through a partnership interest, the operating properties referred to under Item 1 above to which reference is made for the description, name and location of such properties.

    Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:


                                   Percent Leased At
                       -------------------------------------------------------
                                                                      Fiscal
                                                                      1996
                        11/30/95    2/28/96     5/31/96     8/31/96   Average
                        --------    -------     -------     -------   -------

Village Plaza            100%        99%        100%        100%        100%
Logan Place              100%        96%         96%         97%         97%
Piedmont Plaza            99%        99%         99%         99%         99%
Artesian Square          100%       100%         98%         99%         99%
Sycamore Square           89%        88%         89%         89%         89%
Audubon Village           94%        91%         91%         92%         92%
Crossroads Centre         98%        98%         98%         98%         98%
East Pointe Plaza         99%        99%         99%         99%         99%
Cross Creek Plaza         96%        97%         96%         96%         96%
Cypress Bay Plaza         97%        97%         97%         97%         97%
Walterboro Plaza          95%        97%         97%         96%         96%
Lexington Parkway Plaza   96%        96%         96%         96%         96%
Roane County Plaza       100%       100%        100%        100%        100%
Franklin Square          100%       100%        100%        100%        100%
Barren River Plaza       100%        99%         99%         99%         99%
Cumberland Crossing       98%        98%        100%         99%         99%
Applewood Village        100%        99%         99%         99%         99%
Aviation Plaza            99%       100%        100%        100%        100%
Crossing Meadows         100%       100%        100%        100%        100%
Southside Plaza          100%       100%        100%        100%        100%
College Plaza            100%       100%        100%        100%        100%
Marion Towne Center       96%        96%         96%         96%         96%

    The Village Plaza shopping center, located in Augusta, Georgia, was the Company's largest property, representing 10% of the Company's total assets as of August 31, 1996 and 11% of the Company's total revenues for the year ended August 31, 1996. The Village Plaza property was encumbered by a mortgage loan with a principal balance of $18,900,000 as of August 31, 1996. The loan bore interest at 8% (after the effect a loan buydown fee paid at inception) and required monthly payments of interest-only through November 1996. Thereafter, monthly payments of principal and interest totalling $138,682 were to be due through maturity on November 1, 1999. At maturity, a balloon payment of $18,401,949 would have been due. For calendar year 1996, the Company owed real estate taxes with respect to Village Plaza at a rate of $27.22 per $1,000 of assessed value. Fiscal 1996 real estate tax expense for the Village Plaza property amounted to $108,098.

    Certain information concerning the Federal income tax basis of the Village Plaza property and the methods of depreciation used for Federal income tax purposes is summarized below (in thousands):

                                    Federal income
                                    tax basis            Method of
Property component                  as of 9/30/96        depreciation used
------------------                  -------------        -----------------

   Land                              $ 6,307              N/A
   Land improvements                   3,556              20 year straight-line
   Building                           14,321              40 year straight-line
   Personal property                     971              12 year straight-line
   Tenant improvements                    40              12 year straight-line
                                    --------
                                    $ 25,195
                                    ========

    As of August 31, 1996, three tenants leased greater than 10% of the leasable square footage at Village Plaza. Certain information regarding these tenants and their leases is summarized below:

                                          Annual      Lease
                              Square Feet Base        Expiration  Renewal
    Tenant       Merchandise  Occupied    Rent        Date        Options
    ------       -----------  --------    ----        ----        -------

    Wal-Mart      Discount    149,211    $ 396,764    10/28/08    5 successive
                  Department                                      5-year options
                  Store

    Sam's Club    Member      106,728    $ 547,358     7/11/08    5 successive
                  Warehouse                                       5-year options
                  (Wal-Mart
                    affiliate)

    Home Quarters Home        95,971     $ 434,874     1/31/09    4 successive
                  Improvements                                    5-year options

    Scheduled lease expirations at Village Plaza over the next ten years are summarized as follows:

                                    Square         Annual
                                    footage        base rent
    Year          Number            of             of             Percent
    ended         of leases         expiring       expiring       of total
    August 31     expiring          leases         leases         base rent
    ---------     --------          ------         ------         ---------

    1997            2               4,600          $  68,016          3%
    1998            8              63,460          $ 539,171         21%
    1999            2               6,800          $  70,166          3%
    2000            2               1,600          $  33,227          1%
    2001            -                   -                  -          -
    2002            1              23,000          $ 184,000          7%
    2003            -                   -                  -           -
    2004            -                   -                  -           -
    2005            -                   -                  -           -
    2006            -                   -                  -           -

    The average leased percentage and effective rent per square foot for Village Plaza for each of the past five fiscal years is summarized as follows:


         Fiscal 1992              Fiscal 1993              Fiscal 1994              Fiscal  1995            Fiscal 1996
     --------------------    ---------------------    ---------------------   --------------------     ---------------------

               Effective                  Effective              Effective              Effective                 Effective
               Rent                       Rent                   Rent                    Rent                     Rent
               per                        per                    per                     per                      per
Average %      Square        Average %    Square     Average %   Square      Average %   Square       Average %   Square
Leased         Foot *        Leased       Foot *     Leased      Foot *      Leased      Foot*        Leased      Foot*
------         ------        ------       ------     ------      ------      ------      -----        ------      -----


 98%           $5.61          100%        $  5.90    100%       $  5.95      100%       $  5.98       $100%       $6.00


* Effective rent per square foot is calculated as total annualized base and percentage rent divided by average occupied square feet. The amount of occupied square feet used for this calculation excludes two expansions of the Wal-Mart anchor store at Village Plaza because the expansions were not owned by the Company and, therefore, were not covered under the terms of the lease agreement.

    The average leased percentage and effective rent per square foot for each property (other than Village Plaza) for each of the past three fiscal years is summarized as follows:

                         Fiscal 1994                Fiscal 1995                 Fiscal 1996
                      ------------------------    -----------------------    --------------------

                                     Effective                  Effective               Effective
                                      Rent                       Rent                    Rent
                                      per                        per                     per
                       Average %      Square       Average %     Square       Average %  Square
                       Leased         Foot *       Leased        Foot*        Leased     Foot*
                       ------         ------       ------        -----        ------     -----
Logan Place              95%            $  3.99       98%        $  4.01         97%    $ 4.23
Piedmont Plaza          100%            $  5.50      100%        $  5.76         99%    $ 5.89
Artesian Square         100%            $  5.17      100%        $  5.23         99%    $ 5.20
Sycamore Square          86%            $  4.52       89%        $  4.54         89%    $ 4.83
Audubon Village          93%            $  5.25       94%        $  5.33         96%    $ 5.34
Crossroads Centre        99%            $  4.66      100%        $  4.70         98%    $ 4.71
East Pointe Plaza        76%            $  5.90       82%        $  5.86         99%    $ 5.00
Cross Creek Plaza        96%            $  5.94       98%        $  5.92         96%    $ 6.04
Cypress Bay Plaza        97%            $  5.38       98%        $  5.66         97%    $ 5.71
Walterboro Plaza         97%            $  5.17       95%        $  5.22         96%    $ 5.22
Lexington Parkway Plaza  98%            $  4.99       92%        $  4.98         96%    $ 5.14




                         Fiscal 1994                Fiscal 1995                 Fiscal 1996
                      ------------------------    -----------------------    --------------------

                                     Effective                  Effective               Effective
                                      Rent                       Rent                    Rent
                                      per                        per                     per
                       Average %      Square       Average %     Square       Average %  Square
                       Leased         Foot *       Leased        Foot*        Leased     Foot*
                       ------         ------       ------        -----        ------     -----


Roane County Plaza       99%            $  4.76      100%         $  4.80      100%    $ 4.90
Franklin Square         100%            $  5.18      100%         $  5.27      100%    $ 5.41
Barren River Plaza      100%            $  5.15      100%         $  5.26       99%    $ 5.31
Cumberland Crossing     100%            $  5.22      100%         $  5.32       99%    $ 5.27
Applewood Village       100%            $  5.09      100%         $  5.15       99%    $ 5.09
Aviation Plaza          100%            $  5.28       99%         $  5.31      100%    $ 5.31
Crossing Meadows        100%            $  5.49      100%         $  5.61      100%    $ 5.64
Southside Plaza         100%            $  5.91      100%         $  5.88      100%    $ 5.98
College Plaza           100%            $  6.26      100%         $  6.30      100%    $ 6.29
Marion Towne Center     100%            $  5.70      100%         $  5.64       96%    $ 5.60

* Effective rent per square foot is calculated as total annualized base and percentage rent divided by average occupied square feet. The amount of occupied square feet used for this calculation excludes certain expansions of the Wal-Mart anchor stores at five of the properties because such expansions were not owned by the Company and, therefore, were not covered under the terms of the respective lease agreements.

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

     The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of common stock of the Company, the defendants (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Company's anticipated performance; and (3) marketed the
Company to investors for whom such investments were not suitable. The plaintiffs, who are not shareholders of the Company but were suing on behalf of all persons who invested in the Company, also alleged that following the sale of the common stock of the Company the defendants misrepresented financial information about the Company's value and performance. The amended complaint alleged that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the Company, as well as disgorgement of all fees and other income derived by PaineWebber from the Company. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in this class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and the General Partner of the Advisor, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. The eventual outcome of this litigation and the potential impact, if any, on the Company's shareholders cannot be determined at the present time.

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

     In July 1996,  approximately 15 plaintiffs filed an action entitled Barstad
v. PaineWebber Inc. in Maricopa County, Arizona Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests and REIT stocks, including those offered by the Company. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $752,000 plus punitive damages. Mediation hearings on the Abbate, Bandrowski, and Barstad actions are scheduled to be held in December 1996.

     Under certain limited circumstances, pursuant to the Advisory Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber and its affiliates have formally waived all such rights with regard to this litigation and any other similar litigation that has been or may be threatened, asserted or filed by or on behalf of purchasers of the Company's common stock. Thus, the Advisor believes that these matters will have no material effect on the Company's financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of fiscal 1996, the Company's Board of Directors presented a proxy to the shareholders which recommended approval of the sale of substantially all of the Company's real estate assets to Glimcher Realty Trust ("GRT") and the complete and voluntary liquidation and dissolution of the Company pursuant to the Plan of Liquidation and Dissolution. The proxy proposal was voted on at a Special Meeting of Shareholders which was held on October 16, 1996. The proposal required an affirmative vote of more than two-thirds of all the votes entitled to be cast on the transaction. The proposal was approved at the Special Meeting on October 16, 1996 by the required affirmative votes of the shareholders.

The following table sets forth a summary of the votes cast with respect to the proposal:

                                      Votes    Votes    Abstentions/  Total
                                      For      Against  Non-Votes     Votes
                                      -----    -------  ----------    -----
     Approval of the Transaction
      and the Plan of Liquidation
      and Dissolution of the
     Company                        3,807,939  90,714   83,379       3,982,032

                                   PART II

Item 5.  Market for the Registrant's Shares and Related Stockholder Matters

      During the initial public offering period, which commenced on October 23, 1989 and closed in the second quarter of fiscal 1991, the Company issued 10,020,100 shares of common stock at a selling price of $10 per share. Effective September 7, 1993, the Company's shareholders approved a resolution to complete a 1 for 2 reverse stock split. Consequently, the resulting outstanding shares, which number 5,010,050, have an effective original issue price of $20 per share. As of August 31, 1996, there were 5,885 record holders of the Company's Shares. There has been no established public market for the resale of the Shares.

      The Company is required to make distributions to shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. The Company incurred a taxable loss in fiscal 1996 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

Item 6.  Selected Financial Data
                       RETAIL PROPERTY INVESTORS, INC.
                    (In thousands, except per share data)
            Years ended August 31, 1996, 1995, 1994, 1993 and 1992

                              1996      1995       1994     1993       1992
                              ----      ----       ----     ----       ----
Revenues                  $  25,513  $ 25,009   $ 24,590  $ 22,606   $ 18,582

Loss before
 extraordinary gain       $ (3,677)  $ (6,364)  $ (6,070) $(1,732)   $ (1,990)

Extraordinary gain from
  forgiveness of debt     $  1,139   $      -   $      -  $     -    $      -

Net loss                  $ (2,538)  $ (6,364)  $ (6,070) $ (1,732)  $ (1,990)

Per share amounts:

   Loss before
   extraordinary gain    $  (0.74)   $ (1.27)   $ (1.21)  $  (0.35)  $  (0.40)

   Extraordinary gain
    on forgiveness
    of debt              $   0.23    $     -    $     -   $      -   $      -

   Net loss              $  (0.51)   $ (1.27)   $ (1.21)  $  (0.35)  $   (0.40)

   Cash dividends
     declared            $      -    $     -    $  0.80   $   1.60   $    1.60

Mortgage notes
 payable, net            $155,483    $156,508   $157,599  $156,547   $ 135,978

Total assets               $198,164  $202,544   $208,910  $219,086   $ 207,619

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above per share amounts are based upon the weighted average number of shares outstanding on a daily basis during each of the years ended August 31, 1996, 1995, 1994, 1993 and 1992, of 5,010,050, as adjusted for the 1 for 2 reverse stock split effective September 7, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company was formed for the purpose of investing in a portfolio of retail shopping centers anchored primarily by discount retailers and invested in centers containing Wal-Mart Stores, Inc. ("Wal-Mart") as the principal anchor tenant. On October 23, 1989, the Company commenced an initial public offering of up to 10,000,000 shares of its Common Stock (the "Shares"), priced at $10 per Share, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-29755). The initial offering closed during the second quarter of fiscal 1991, after 10,020,100 shares had been sold (including the sale of 20,100 shares to an affiliate, PaineWebber Group, Inc.), representing gross proceeds of $100,201,000. Effective September 7, 1993, the Company's shareholders approved a resolution to complete a 1 for 2 reverse stock split. Consequently, the resulting outstanding shares, which number 5,010,050, have an effective original issue price of $20 per share. As of November 1, 1996, PaineWebber and its affiliates held 111,601 shares of the Company's common stock. The Company completed the investment of the initial net offering proceeds in fiscal 1993 with the acquisition of the last of its 22 shopping centers. These centers, which were financed with approximately 75% leverage, contain approximately 4.4 million square feet of leasable space and include other national and regional credit tenants. Of the total gross leasable square footage at the Company's properties, 49% is leased to Wal-Mart and its affiliates and 40% is leased to other national and regional credit tenants. The overall portfolio was 98% leased as of August 31, 1996. The Company was originally organized as a finite-life, non-traded REIT. In September 1993 and November 1994, the Company's shareholders approved certain amendments to the Company's Articles of Incorporation and Bylaws as part of a plan to reposition the Company to take advantage of the liquidity and potentially attractive source of capital available in the market for publicly held REITs which had existed at that time. However, due to a deterioration in the public equity markets for REIT stocks during the latter part of calendar 1994, management delayed its plans to proceed with a public offering and subsequent listing of the Company's common stock on a national securities exchange pending an improvement in the market conditions. Due to changes in interest rate levels and other market factors which continued to adversely affect the market for new public REIT equity offerings during the first half of calendar 1995, the Company did not complete the final phase of its restructuring plans. In view of the then existing capital market conditions, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board of Directors regarding other options available to the Company. The strategic options considered included, among other things, a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. Lehman's services included the solicitation and identification of potential transactions for the Company, the evaluation of these transactions, and the provision of advice to the Board regarding them. In November 1995, Lehman presented a summary to the Board of the proposals which it had received to date, all of which were indications of interest from third parties to buy the Company's real estate assets. The Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting firm offers to purchase the Company's portfolio of operating investment properties. The Directors instructed Lehman to work with the various third parties that expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders.

     In March 1996, the Company announced the execution of a definitive agreement for the sale of its assets to Glimcher Realty Trust ("GRT"). Under the original terms of the agreement, GRT was to have purchased the properties of the Company subject to certain indebtedness and leases for an aggregate purchase price of $203 million plus prepayment penalties on debt to be prepaid and assumption fees on debt to be assumed, subject to certain adjustments. As of May 14, 1996, the terms of the purchase contract were amended to reduce the aggregate purchase price to $197 million plus prepayment penalties and assumption fees. The sale transaction closed into escrow on June 27, 1996 with GRT depositing the net proceeds required to close the transaction in the form of bank letters of credit. Pursuant to the Company's Articles of Incorporation and Virginia law, the sale of all or substantially all of the Company's real estate assets required approval by vote of at least two-thirds of the outstanding shares of common stock. A proxy statement describing the sale transaction and a proposed subsequent liquidation plan for the Company was mailed to shareholders in August 1996 and received the requisite vote of the outstanding shares at a special meeting of the shareholders held on October 16, 1996. The Company received votes totalling 79% of the shares outstanding, and shareholders representing 76% of the shares outstanding voted to approve the sale transaction and plan of liquidation. Upon receiving the required shareholder approval, the Company finalized the closing of the sale transaction, which occurred on October 17, 1996.

     The Company received net proceeds of $36,371,000 on October 17, 1996 from the final closing of the sale transaction. The net proceeds reflected the aggregate sales price of $197,000,000, less selling costs paid at closing of $489,000, capital improvement and repair allowances of $572,000, mortgage debt outstanding of $158,857,000 and other closing prorations and purchase price adjustments of $711,000. During the escrow period in which the Company sought to obtain the required shareholder approval, the Company's operating properties were managed by GRT. Under the terms of the management agreement, GRT received a base fee of 3% of the gross operating revenues of the properties. In addition, GRT earned an incentive management fee equal to the net cash flow of the properties attributable to the period commencing on May 14, 1996 and ending on the date of the final closing of the sale transaction. A portion of the incentive management fee was paid to GRT out of the net closing proceeds. In addition, the Company transferred to GRT at the time of the closing certain cash balances, together with outstanding receivables and payables, related to the net cash flow generated subsequent to May 14, 1996. The total incentive management fee through the date of the sale transaction aggregated approximately $3.1 million. The Company received interest earnings from GRT beginning June 20, 1996 through the escrow period on a net equity amount of approximately $37,401,000 at a rate equivalent to the published market rate on 6-month U.S. Treasury Bills as of June 20, 1996 (5.39% per annum). The interest credit totalled $657,000 through the date of the sale transaction and is included in the net proceeds of $36,371,000 referred to above. The incentive management fee and the interest credit described above were treated as purchase price adjustments in connection with the sale and will be recorded in the Company's financial statements as of the sale closing date. In addition to the net proceeds received upon the closing of the sale transaction, the Company retained an interest in tenant receivables with a carrying value of approximately $878,000 as of October 17, 1996 (net of an allowance for possible uncollectible amounts of $162,000). Such receivables are primarily comprised of expense reimbursements for real estate taxes, insurance and common area maintenance associated with the Company's period of ownership of the properties. The majority of these receivables are expected to be collected over the next several months with the major portion expected to be received in early calendar year 1997 after the preparation of the annual tenant reconciliations of common area charges is completed. However, subsequent to year-end the Advisor agreed to buy the outstanding receivables from the Company at their net carrying value so that the Company can complete its liquidation during calendar 1996 without the need to establish a liquidating trust for any remaining non-cash assets.

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

     The Company did not achieve its capital appreciation objective. While the $197 million selling price of the Company's real estate assets significantly exceeded the book value of the assets, net of accumulated depreciation and the reserve for impairment loss discussed further below, the amount is below the aggregate price at which the 22 properties were purchased by the Company between August 1989 and June 1993 of approximately $224 million (including $6.7 million of capitalized acquisition fees and expenses). At the present time, real estate values for retail shopping centers in many markets are being adversely impacted by the effects of overbuilding and corporate restructurings and consolidations among retailers which have resulted in an oversupply of space. In addition, the adverse conditions in the capital markets for public REIT stocks referred to above have resulted in a drop off in acquisition demand from large institutional buyers of retail properties. Furthermore, certain strategic changes in Wal-Mart's corporate growth plans appear to have resulted in potential buyers attributing a higher leasing risk to the Company's portfolio of properties. Over the past several years, Wal-Mart has begun building "supercenters", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broad trend among retailers to maximize selling areas and reduce costs by constructing supercenters or by emphasizing larger properties and closing smaller, marginal stores. In response to these changes, which occurred during the Company's initial acquisition phase, management became particularly selective in its purchase of existing centers in an effort to address Wal-Mart's changing needs by generally purchasing centers with larger Wal-Mart stores which also had future expansion capabilities. Despite such efforts to alter the Company's acquisition criteria to accommodate Wal-Mart's strategic growth plans, at certain of the Company's properties management had been unable to satisfy Wal-Mart's space and location preferences and Wal-Mart had either moved or expressed its intent to move from such properties. As previously reported, during the first quarter of fiscal 1996 Wal-Mart announced plans to build a 200,000 square foot Supercenter on land secured by the Company adjacent to Audubon Village, subject to various regulatory approvals. During the second quarter of fiscal 1996, the Planning Board in Henderson, Kentucky rejected Wal-Mart's proposal to construct the Supercenter adjacent to the Company's site. The Company and Wal-Mart had been discussing potential options in light of this development. As discussed further in the 1995 Annual Report, it was anticipated that Wal-Mart would vacate its store at Applewood Village in Fremont, Ohio. During the second quarter of fiscal 1996, Wal-Mart vacated, as expected, to relocate to a newly constructed Supercenter several miles away. During the first quarter of fiscal 1996, the Company learned that Wal-Mart is also expected to relocate from Piedmont Plaza in Greenwood, South Carolina to a new Supercenter currently under construction in that market. Wal-Mart remains obligated to pay rent and its share of operating expenses through the remaining terms of the leases even upon vacating the properties. However, unless a suitable replacement anchor tenant could be located, such a relocation of a Wal-Mart store would have a long-term negative impact on renewals by other tenants and on the long-term performance of the affected shopping center. Certain tenants of the properties have co-tenancy clauses in their lease agreements which stipulate that if the Wal-Mart anchor space is vacant these tenants are entitled to pay a reduced amount of rent and, in some cases, retain the right to terminate their lease agreements. Management expected that there would be additional Wal-Mart relocation vacancies at certain of its properties as a result of this trend toward supercenter construction, which was one of the factors which influenced the Board of Directors to pursue a sale of the entire portfolio of properties during fiscal 1995.

     In addition to the general retail market conditions and Wal-Mart relocation risk discussed above, the decision by the Board to pursue a sale of the Company's real estate assets was partly based on the refinancing risk to which the Company has been and would remain subject in the event that it continued to hold the operating properties for long-term investment purposes. The first mortgage loans secured by the College Plaza and Franklin Square properties are held by the same lender and were scheduled to mature during fiscal 1996. The College Plaza loan with a principal balance of $6,862,000, had an original maturity date of April 23, 1996. The Franklin Square loan, with a principal balance of $6,600,000, had an original maturity date of June 21, 1996. During the quarter ended May 31, 1996, the Company reached an agreement with the lender of the College Plaza and Franklin Square notes on terms for a short-term extension of the two notes. The maturity date of both notes was extended to March 31, 1997. Subsequent to the original maturity dates, the interest rate for both mortgage notes was changed to a variable rate equal to either prime plus 0.75% or LIBOR plus 2.75%, as selected by the Company. Formal closing of the College Plaza and Franklin Square extension agreements occurred in May 1996 and August 1996, respectively. The next significant loan maturities were scheduled to occur during fiscal 1998, when approximately $30 million of debt would have needed to be repaid or refinanced. The obligation to repay the lenders with respect to the outstanding mortgage loans at the time of the sale transaction in October 1996 was equal to the outstanding mortgage principal balances prior to unamortized loan buydown fees. In conjunction with the sale transaction, the amount of the remaining unamortized loan buydown fees, of approximately $3.5 million, will be written off as a loss on the early extinguishment of debt in the period in which the sale occurred.

     As previously reported, in September 1993, in order to take advantage of a negotiated prepayment right which was due to expire, PaineWebber Properties Incorporated (PWPI), the general partner of the Advisor, purchased the mortgage note secured by Applewood Village from the original lender at par for $5,175,000. The Applewood Village mortgage loan was refinanced in June 1995 for $4,000,000 leaving a balance of $1,175,000 which PWPI agreed to hold as an unsecured note payable. During fiscal 1996, PWPI agreed to release the Company from its remaining obligation under this promissory note. Effective June 1, 1996, the outstanding balance of this note payable to affiliate, of $1,136,000, was forgiven, together with the related accrued interest payable of $3,000. The extraordinary gain from forgiveness of debt resulting from this transaction is recognized in the Company's statement of operations for fiscal 1996.

     As a result of the Company's plan to complete the sale of all of its operating investment properties, the accompanying financial statements as of August 31, 1996 and 1995 reflect the reclassification of the operating investment properties and certain related assets to operating investment properties held for sale and the writedown of the individual properties to the lower of adjusted cost or net realizable value. The Company recorded impairment losses for financial reporting purposes of $1,030,000 and $3,850,000 in fiscal 1996 and 1995, respectively, in connection with this accounting treatment. The resulting writedowns apply only to the properties for which losses were expected based on their estimated fair values. The gains on properties for which fair value less costs to sell exceeded the adjusted cost basis will be recognized in the first quarter of fiscal 1997; the period in which the sale transaction was completed. The Company also incurred portfolio sale expenses of $1,834,000 in fiscal 1996. Portfolio sale related expenses consisted primarily of legal fees associated with negotiating the sale agreement and preparing, distributing and soliciting the shareholder proxy. Such costs were expensed as incurred because of the impairment issues discussed further above and the uncertainty regarding the ability to complete the sale transaction which existed until the subsequent shareholder vote.

    As reported on the Company's Statements of Cash Flows, net cash provided by operating activities decreased by approximately $639,000 in fiscal 1996 as compared to the prior year. The decline in net cash provided by operating activities was primarily due to expenses incurred in fiscal 1996 related to the subsequent sale of the operating investment properties. Net cash provided by investing activities totalled $468,000 during fiscal 1996, as compared to $114,000 for fiscal 1995. The increase in net cash provided by investing activities was mainly due to the transfer of cash reserved for capital improvements to cash and cash equivalents during fiscal 1996 as a result of the subsequent sale of the operating investment properties. The Company had net cash used in financing activities of $2,039,000 in fiscal 1996, as compared to $2,928,000 for fiscal 1995. Net cash used in financing activities was higher in fiscal 1995 due to a number of mortgage loan refinancing transactions completed during the year. The Company generally is obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code. The Company incurred a loss for both book and tax purposes in fiscal 1996 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

    The accompanying balance sheet as of August 31, 1996 reflects cash and cash equivalents totalling $9,208,000. A portion of such cash balance, in the amount of $1,471,000, relates to net cash flow of the operating properties subsequent to May 14, 1996 which was due to GRT as part of the incentive management fee calculation described above and was transferred to GRT on October 17, 1996 in conjunction with the sale closing. The Company's balance sheet at August 31, 1996 also included escrowed cash of $1,379,000. The majority of this amount, which primarily represented cash designated for real estate taxes and insurance premiums, was either transferred to GRT at the time of the sale or applied by certain lenders against the respective mortgage debt liabilities. The remaining net cash balance of approximately $7,737,000, along with the net proceeds of $36,371,000 received at closing, $86,000 of escrowed cash refunded to the Company subsequent to the closing and a recovery of prepaid insurance in the amount of $167,000 received subsequent to the closing, were available to be used to pay for the expenses associated with winding up the Company's business and for liquidation distributions to the shareholders. In addition, as discussed further above, the Company retains outstanding tenant receivables in the net amount of $878,000 which the Advisor has agreed to purchase at carrying value. The Company also expects to receive certain state tax refunds of approximately $109,000 and interest income of approximately $441,000. From the available cash and receivables, the Company expects to pay expenses totalling $1,354,000 subsequent to August 31, 1996. Such costs are comprised of operating expenses through the date of the sale transaction of approximately $98,000, expenses related to the sale transaction of approximately $930,000 and estimated liquidation expenses of $326,000. After these estimated expenses, the Company expects to have net assets totalling approximately $44.4 million available for distribution to the shareholders. From these net assets, the Company expects to make a final liquidating distribution to the shareholders of approximately $8.80 per share in December 1996 which will be followed by the formal liquidation of the Company by December 31, 1996.

Results of Operations
1996 Compared to 1995

      The Company  reported a net loss of  $2,538,000  for the year ended August
31, 1996, as compared to a net loss of $6,364,000 for the prior year. The decrease in net loss occurred primarily due to the effects of certain non-recurring items: a decrease in loss on impairment of assets held for sale and a $1,139,000 extraordinary gain recognized in fiscal 1996 from the forgiveness of the unsecured debt owed to an affiliate, as discussed further above. The decrease in loss on impairment of assets held for sale resulted from the fiscal 1995 $3,850,000 writedown of the Company's assets to the lower of cost or fair value less estimated selling costs stemming from its decision to market its portfolio of assets for sale. The fiscal 1995 impairment loss was partially offset by the additional loss of $1,030,000 recognized in the current year, as discussed further above. Partially offsetting the effect on net loss of these non-recurring items were the expenses of $1,834,000 recognized in fiscal 1996 relating to the sale of the Company's assets, as discussed further above.

     Also contributing to the decrease in net loss for fiscal 1996 were increases in revenues combined with decreases in the interest, general and administrative, financial and investor servicing and REIT management fee expense categories. Total revenues increased by $504,000 due to increases in interest income and rental income and expense reimbursements. Interest income increased by $176,000 due to the higher average invested cash reserve balances which resulted from the suspension of the Company's dividend payments to shareholders. Rental income increased by $175,000 primarily due to an increase in occupancy at Lexington Parkway Plaza and higher percentage rent earned at Village Plaza during the current year. The remainder of the increase in revenues is attributable to higher recorded expense reimbursements in the current year which corresponds to the increase in property expenses and real estate taxes discussed below. Interest expense decreased by $475,000 due to the reduction in effective interest rates associated with certain loans which were refinanced in fiscal 1995. General and administrative expenses decreased by $755,000 partly due to costs incurred in the prior year related to an independent valuation of the Company's operating properties which was commissioned in fiscal 1995 as part of management's refinancing and portfolio management efforts. In addition, a decline in other required professional services and certain non-recurring expenses incurred in fiscal 1995 related to a transfer of property management responsibilities also contributed to the decline in general and administrative expenses. REIT management fees and financial and investor servicing expenses declined by $236,000 due to the Advisor's decision to waive collection of such amounts, effective March 1, 1995, as an accommodation to the Company in order to maximize earnings and cash flow while the strategic plans regarding the Company's future operations were evaluated and implemented.

     Increases in property expenses, real estate taxes, and bad debts partially offset the overall decrease in net loss for the current year. Property expenses increased by $167,000 mainly due to an increase in snow removal costs at several properties from the record breaking snowfall levels during the winter of 1996. Real estate taxes increased by $124,000 mainly as a result of higher tax expense recognized for the Piedmont Plaza and East Pointe Plaza properties. At Piedmont Plaza, the taxing authority began billing the Company for taxes on the anchor tenant stores in 1996 as compared to prior years when these amounts had been billed directly to the anchor tenants. Such amounts are recoverable from the tenants through the expense reimbursement revenues referred to above. At East Pointe Plaza, the prior year tax expense had been reduced to correct the overaccrual of taxes in fiscal 1994 as a result of a successful appeal of the property's tax assessment. Bad debt expense increased mainly due to the write off of a note which was deemed to be uncollectible due from a tenant of the Aviation Plaza property that filed for bankruptcy protection during fiscal 1996.

1995 Compared to 1994

     The Company reported a net loss of $6,364,000 for the year ended August 31, 1995, as compared to a net loss of $6,070,000 for fiscal 1994. The increase in net loss occurred despite a decrease in non-recurring charges recorded in fiscal 1995 as compared to the prior year. Due to the changing conditions in the debt and equity markets which impacted the Company's restructuring plans, the Company took significant charges against earnings in fiscal 1994 to reflect certain costs incurred in connection with the restructuring plans which were either no longer expected to have future economic benefit or were no longer deferrable because the prospects for a second equity offering were uncertain as of the end of fiscal 1994. Acquisition due diligence costs totalling approximately $2,015,000 and non-deferrable offering expenses of $1,561,000 were charged to earnings in fiscal 1994. In addition, interest expense and related fees in fiscal 1994 included $760,000 paid to one of the Company's mortgage lenders to extend a debt prepayment agreement, which was entered into as part of the Company's restructuring plans, but which was allowed to lapse due to increases in market interest rates. Such non-recurring charges, which totalled $4.3 million, were approximately $400,000 greater than the non-recurring charges reflected in the fiscal 1995 net loss, which consisted primarily of the writedown of the Company's assets to the lower of adjusted cost or fair value less costs to sell at August 31, 1995, in the amount of $3.9 million, as discussed further above.

      The unfavorable change in the Company's net operating results for fiscal 1995 was primarily the result of increases in interest expense, depreciation and amortization and general and administrative expenses during fiscal 1995. Interest expense, net of the prior year prepayment extension fees referred to above, increased by $584,000 mainly due to the write-off of unamortized loan buydown fees totalling $336,000 at the time of the Lexington Parkway, Roane County and Applewood Village mortgage loan refinancings. Interest expense also increased due to additional amortization of deferred loan costs associated with the loans refinanced in fiscal 1995 and increases in the prime lending rate, upon which the variable rate College Plaza loan was based. Non-cash depreciation and amortization charges increased by $161,000 due to property expansion and tenant improvement costs, as well as the related leasing commissions, which were incurred in fiscal 1995 and 1994. General and administrative expenses increased by $734,000 in fiscal 1995 partly as a result of certain costs, totalling approximately $289,000, which were incurred in connection with an independent valuation of the Company's operating properties which was commissioned in fiscal 1995 as part of management's ongoing refinancing and portfolio management efforts. In addition, fiscal 1995 general and administrative expenses include certain professional fees and other costs, of approximately $258,000, which were incurred during the first quarter in connection with the Company's planned conversion to self-administration and self-management.

     An increase in revenues of $419,000 and decreases in bad debt expense, REIT management fees and financial and investor servicing expenses for the year ended August 31, 1995 served to partially offset the unfavorable changes referred to above. The increase in revenues was mainly due to a 1% increase in base rental income and a $179,000 increase in interest income. The increase in base rental income was attributable to base rent increases on lease renewals as well as the signing of several new leases during fiscal 1995. The increase in interest income was achieved due to the higher average invested cash reserve balances which resulted from the suspension of the Company's dividend payments to shareholders. REIT management fees and financial and investor servicing fees declined by a total of $261,000 due to the Advisor's decision to waive collection of such amounts effective March 1, 1995.

1994 Compared to 1993

     The Company reported a net loss of approximately $6,070,000 for fiscal 1994, as compared to a net loss of approximately $1,732,000 for fiscal 1993. The increase in net loss was due, in large part, to the expenses incurred in pursuing certain shareholder approvals and restructuring plans. As noted above, due to the changing conditions in the debt and equity markets which impacted the Company's restructuring plans, the Company took significant charges against earnings in fiscal 1994. Acquisition due diligence costs totalling approximately $2,015,000 related to certain properties that were reviewed for potential acquisition as part of the planned public offering, but were withdrawn by the sellers due to delays in the timing of the offering, were written off to investment analysis expense during fiscal 1994. All expenses incurred in connection with the planned equity offering, as well as a possible securitized debt offering, were written off to non-deferrable offering expenses. The non-deferrable offering expenses, which totalled approximately $1,562,000, included legal, regulatory and rating agency expenses, in addition to costs incurred in determining the appropriate terms for the proposed equity offering and preparing required filings for regulatory purposes. Additionally, extension fees of $760,000 related to the debt prepayment agreement which lapsed during fiscal 1994, were included in the balance of interest expense and related fees in fiscal 1994.

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

Inflation

    The Company commenced operations on August 9, 1989 and completed its seventh full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to have a minimal effect on the Company's net cash flow as a result of the October 1996 sale of the Company's real estate assets and the Company's plan of liquidation, which it expects to complete by December 31, 1996.


Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      There currently are four directors of the Company, none of whom are affiliated with the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to conduct personally the business of the Company.

      (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                    Date Elected
      Name                       Office                       Age    to Office
      ----                       ------                       ---    ---------

Lawrence A. Cohen               President, Chief Executive
                                  Officer and Director         43     5/15/91
Lawrence S. Bacow (1)           Director                       45     8/20/93
Joseph W. Robertson, Jr. (1)    Director                       49    10/20/89
J. William Sharman, Jr. (1)     Director                       56    10/20/89
Walter V. Arnold                Senior Vice President and
                                  Chief Financial Officer      49    10/20/89
James A. Snyder                 Senior Vice President          51      7/6/92
John B. Watts III               Senior Vice President          43     5/31/91
Timothy J. Medlock              Vice President and Treasurer   35    10/20/89
Rock M. D'Errico                Vice President                 40    11/01/89
Dorothy F. Haughey              Secretary                      70    10/20/89

(1) Member of the Audit Committee. The Board of Directors of the Company has established an Audit Committee that consists of the Independent Directors. Independent Directors are those Directors who are not and have not been affiliated, directly or indirectly, with an affiliate of the Company. The Audit Committee was established to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit fees and review the adequacy of the Company's internal accounting controls.

     (c) PaineWebber Properties Incorporated ("PWPI"), the general partner of the Advisor, assists the directors and officers of the Company in the management and control of the Company's affairs. The principal executive officers of PWPI are as follows:

      Name                      Office                                 Age
      ----                      ------                                 ---

Bruce J. Rubin          President and Chief Executive Officer          37
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                            49
James A. Snyder         Senior Vice President                          51
David F. Brooks         First Vice President and
                          Assistant Treasurer                          54
Timothy J. Medlock      Vice President and Treasurer                   35
Thomas W. Boland        Vice President                                 34

    (d) There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors and officers of the Company have been elected to serve until the Company's next annual meeting.

    (e) The business experience of each of the directors and officers of the Company, as well as the principal executive officers of PWPI, is as follows:

    Lawrence A. Cohen has served as President, Chief Executive Officer and Director of the Company since 1991. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., a company that develops and operates senior housing facilities. Mr. Cohen was President and Chief Executive Officer of PWPI until August 1996. Mr. Cohen joined PWPI in January 1989 as its Executive Vice President and Director of Marketing and Sales. He is a member of the Board of Directors of PaineWebber Independent Living Mortgage Fund, Inc. ("PWIL I") and PaineWebber Independent Living Mortgage Inc. II ("PWIL II"). PWIL I and PWIL II are REITs that were formed to invest in mortgage loans secured by rental housing projects for independent senior citizens. Mr. Cohen received his L.L.M. (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in Accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

    Lawrence S. Bacow joined the Company as a director in August 1993. He is a professor at the Massachusetts Institute of Technology ("M.I.T.") where he is on the faculty of the M.I.T. Center for Real Estate and the M.I.T. Department of Urban Studies and Planning. Professor Bacow joined the M.I.T. faculty in 1977 and served as a director of the Center for Real Estate from 1990 until 1992. While on leave from M.I.T. from 1985 to 1987, Professor Bacow served as Chief Operating Officer of Spaulding Investment Company, a New England-based real estate firm. From 1990 to 1992, he was a principal of Artel Associates, Inc., a provider of real estate advisory services to investment entities. Professor Bacow is a director of the LaSalle Street Fund and Grubb & Ellis. He received his B.S. in economics from M.I.T., his J.D. from Harvard Law School, and his Ph.D. from Harvard's Kennedy School of Government.

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

     J. William Sharman, Jr. is a director of the Company and has held such position since he was elected to the Board of Directors as of October 20, 1989. Mr. Sharman is also a director of PWIL 1 and PWIL II. Mr. Sharman is the Chairman of the Board and President of Lancaster Hotel Management, L.C., a hotel management company, and Bayou Equities, Inc., a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman is Vice Chairman of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame.

      John B. Watts III is a Senior Vice President of the Company and, until August 1996, he was a Senior Vice President of PWPI which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

    Bruce J. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

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

    James A. Snyder is a Senior Vice President of the Company and a Senior Vice President of PWPI. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

    Thomas W. Boland is a Vice President and Manager of Financial Reporting of PWPI which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1996, all filing requirements applicable to its officers, directors and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The three Independent Directors each receive an annual fee of $12,000, plus $1,000 for each meeting attended, and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) As of the date hereof, no person of record owns or is known by the Registrant to own beneficially more than five percent of the outstanding shares of common stock of the Company.

    (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Company as of August 31, 1996:

                                                Number of Shares
                                                Beneficially         Percent
Title of Class      Name of Beneficial Owner    Owned                of  Class
--------------      ------------------------    ----------------     ---------


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

Item 13.  Certain Relationships and  Related Transactions

   The Company has entered into an advisory agreement with PaineWebber Realty Advisors, L.P. (the "Advisor") to perform various services in connection with the sale of the Shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The Advisor is a limited partnership composed of PaineWebber Properties Incorporated ("PWPI") as the general partner and Properties Associates, L.P. ("PA") as the limited partner. Both partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI"), which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The advisory agreement is renewable on an annual basis at the discretion of the Company's Board of Directors. The type of compensation due to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows:

(i) Under the Advisory Agreement, the Advisor has specific management responsibilities to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor earns an annual Asset Management Fee and an Advisory Incentive Fee of 0.25% and 0.25%, respectively, of the Capital Contributions of the Company. The Advisory Incentive Fee is subordinated to the shareholders' receipt of distributions of net cash sufficient to provide a return equal to 8% per annum on their Invested Capital, as defined. During the quarter ended February 28, 1994, the payment of regular quarterly distributions was suspended. Accordingly, the Advisor has not earned any Advisory Incentive Fees since December 1, 1993. Effective March 1, 1995, the Advisor agreed to waive its management fees indefinitely in order to maximize the Company's earnings and cash flow while the strategic plans regarding the Company's future operations were evaluated and implemented. Accordingly, the Advisor did not receive an asset management fee for the year ended August 31, 1996.

(ii) For its services in finding and recommending investments, and for analyzing, structuring and negotiating the purchase of properties by the Company, PWPI received non-recurring Acquisition Fees equal to 3% of the Capital Contributions. PWPI received acquisition fees in connection with the Company's real estate investments in the amount of $3,006,000.

(iii)Fees equal to 1/2 of 1% of any financing and 1% of any refinancing obtained by the Company for which the Advisor rendered substantial services, and for which no fees were paid to a third party, were to be paid to the Advisor as compensation for such services. No such fees will be due to the Advisor through the Company's expected liquidation date.

(iv) Upon disposition of the Company's investments, the Advisor could have earned sales commissions and disposition fees. These fees and commissions are subordinated to the repayment to shareholders of their Capital Contributions plus certain minimum returns on their Invested Capital. In no event were the disposition fees to exceed an amount equal to 15% of Disposition Proceeds remaining after the shareholders have received an amount equal to their Capital Contributions plus a return on Invested Capital of 6% per annum, cumulative and noncompounded. No disposition fees or sales commissions will be due to the Advisor through the Company's expected liquidation date.

   An affiliate of the Advisor performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for Company. Total costs incurred by this affiliate in providing these services are allocated among several entities, including the Company. Effective March 1, 1995, the Advisor agreed that it would not be reimbursed for providing these services to the Company. As with the management fees discussed above, the Advisor agreed to waive these servicing fees indefinitely in order to maximize the Company's earnings and cash flow while the strategic plans regarding the Company's future operations were evaluated and implemented. Accordingly, for the year ended August 31, 1996 no payments were made by the Company to this affiliate for providing the above services to the Company.

   Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. For the year ended August 31, 1996, Mitchell Hutchins earned fees of $23,000 for managing the Company's cash assets. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996. A Current Report on Form 8-K dated October 16, 1996 was filed subsequent to the fiscal year end to report the sale of the Company's 22 shopping centers and the shareholder-approved plan of liquidation.


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



Dated:  November 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.



By: /s/ Lawrence S. Bacow                       Date: November 27, 1996
    ------------------------                          -----------------
    Lawrence S. Bacow
    Director



By: /s/ Joseph W. Robertson, Jr.                Date: November 27, 1996
    -----------------------------                     -----------------
    Joseph W. Robertson, Jr.
    Director


By: /s/ J. William Sharman, Jr.                 Date: November 27, 1996
    ----------------------------                      -----------------
    J. William Sharman, Jr.
    Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                       RETAIL PROPERTY INVESTORS, INC.

                              INDEX TO EXHIBITS

                                                            Page Number in the Report
Exhibit No.        Description of Document                  Or Other Reference
-----------        -----------------------                  ------------------

(3) and (4)        Prospectus of the Registrant             Filed  with  the Commission
                   dated October 6, 1989, as                pursuant to Rule 424(c)
                   supplemented.                            and incorporated herein
                                                            by reference.


(10)               Material contracts previously            Filed with  the Commission
                   filed as exhibits to registration        pursuant  to  Section 13 or
                   statements and amendments  thereto       15(d) of the Securities
                   of the  registrant together  with        Exchange Act of 1934 and
                   all such contracts  filed as             incorporated  herein by
                   exhibits of previously  filed            reference.
                   Forms 8-K and  Forms  10-K are
                   hereby incorporated herein by
                   reference.


(13)               Annual Report to Stockholders            No  Annual   Report  for
                                                            the  year  ended  August
                                                            31,  1996 has been  sent
                                                            to  the   shareholders.
                                                            An  Annual  Report  will
                                                            be     sent    to    the
                                                            shareholders  subsequent
                                                            to this filing.

(27)               Financial Data Schedule                  Filed as the  last  page
                                                            of   EDGAR    submission
                                                            following  the Financial
                                                            Statements and Financial
                                                            Statement Schedule required
                                                            by Item 14.


                          ANNUAL REPORT ON FORM 10-K
                            Item 14(a)(1) and (2)

                       RETAIL PROPERTY INVESTORS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                     Reference

RETAIL PROPERTY INVESTORS, INC.:

   Report of Independent Accountants                                      F-2

   Balance sheets at August 31, 1996 and 1995                             F-3

   Statements  of  operations  for the years ended August 31,
     1996,  1995 and 1994                                                 F-4

   Statements  of changes in  shareholders'  equity for the years ended
      August 31, 1996,  1995 and 1994                                     F-5

   Statements  of cash flows for the years  ended  August 31,
      1996,  1995 and 1994                                                F-6

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

                      REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors and
 Shareholders of Retail Property Investors, Inc.

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Retail Property Investors, Inc. (the "Company") at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed further in Note 8 to the financial statements, the Company completed the sale of all of its operating investment properties on October 17, 1996 and adopted a plan of liquidation.







/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP



Boston, Massachusetts
November 22, 1996

                       RETAIL PROPERTY INVESTORS, INC.

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                   (In thousands, except per share amounts)

                                    ASSETS
                                                        1996           1995
                                                        ----           ----
Operating investment properties
   held for sale, net (Note 4)                      $  185,541     $  192,311
Cash and cash equivalents                                9,208          5,943
Escrowed cash                                            1,379          1,067
Accounts receivable, net of
   allowance for doubtful accounts of
   $162 ($80 in 1995)                                      640            170
Other assets                                                 1             77
Prepaid expenses                                           336            308
Capital improvement reserve                                  -          1,201
Deferred expenses, net of accumulated
   amortization of $856 ($446 in 1995)                   1,059          1,467
                                                    ----------     ----------
                                                    $  198,164     $  202,544
                                                    ==========     ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - affiliates                      $        4      $        4
Accounts payable and accrued expenses                    1,909          1,316
Mortgage interest payable                                  371            358
Note payable - affiliate                                     -          1,168
Security deposits and other liabilities                    513            768
Mortgage notes payable, net                            155,483        156,508
                                                   ------------    -----------
      Total liabilities                                158,280        160,122

Shareholders' equity (Note 2.I):
   Common stock, $.01 par value, 50,000,000
     shares authorized, 5,010,050 shares issued
     and outstanding                                        50             50
   Additional paid-in capital, net of offering costs    87,181         87,181
   Accumulated deficit                                 (47,347)       (44,809)
                                                    ----------     ----------
      Total shareholders' equity                        39,884         42,422
                                                    ----------     ----------
                                                    $  198,164     $  202,544
                                                    ==========     ==========













               See accompanying notes to financial statements.

                       RETAIL PROPERTY INVESTORS, INC.

                           STATEMENTS OF OPERATIONS
              For the years ended August 31, 1996, 1995 and 1994
                   (In thousands, except per share amounts)


                                               1996       1995        1994
                                               ----       ----        ----
Revenues:
    Rental income and expense
     reimbursements                         $  25,010    $ 24,682     $24,442
    Interest income                               503         327         148
                                            ---------    --------     -------
                                               25,513      25,009      24,590

Expenses:
    Interest expense and related fees          14,808      15,283      15,459
    Depreciation and amortization               6,411       6,495       6,334
    Property expenses                           2,515       2,348       2,207
    Real estate taxes                           1,453       1,329       1,370
    Portfolio sale expenses                     1,834           -           -
    Loss on impairment of assets
      held for sale                             1,030       3,850           -
    General and administrative                    947       1,702         968
    Bad debt expense                              169          21         241
    Cash management fees                           23           8           8
    Financial and investor
     servicing expenses                             -         111         260
    REIT management fees                            -         125         237
    Non-deferrable offering expenses                -           -       1,561
    Investment analysis expense                     -         101       2,015
                                            ---------  ----------   ---------
                                               29,190      31,373      30,660
                                            ---------  ----------   ---------
Loss before extraordinary gain                 (3,677)     (6,364)     (6,070)

Extraordinary gain from
 forgiveness of debt                            1,139           -            -
                                            ---------   ---------    ---------

Net loss                                    $  (2,538)  $  (6,364)   $ (6,070)
                                            =========   =========    ========

Per share amounts (Note 2.I):
     Loss before extraordinary gain          $  (0.74)  $  (1.27)    $  (1.21)
     Extraordinary gain from
       forgiveness of debt                       0.23          -            -
                                             --------   --------    --------
     Net loss                                $  (0.51)  $  (1.27)   $  (1.21)
                                             ========   ========    =========

     Cash dividends declared                 $      -   $      -    $   0.80
                                             ========   ========    ========













                See accompanying notes to financial statements.

                        RETAIL PROPERTY INVESTORS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               For the years ended August 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)


                         Common Stock        Additional
                          $.01 Par Value     Paid-in     Accumulated
                        Shares     Amount    Capital     Deficit       Total
                        ------     ------    -------     -------       -----

Shareholders' equity
  at August 31, 1993   5,010,050   $   50     $87,181     $(28,367)    $58,864

Cash dividends declared        -        -           -       (4,008)     (4,008)

Net loss                       -        -           -       (6,070)     (6,070)
                        --------   ------     -------     ---------    -------

Shareholders' equity
  at August 31, 1994   5,010,050       50      87,181      (38,445)     48,786

Net loss                       -        -           -       (6,364)     (6,364)
                       ---------   ------     -------     ---------    -------

Shareholders' equity
  at August 31, 1995   5,010,050       50      87,181      (44,809)     42,422

Net loss                       -        -           -       (2,538)     (2,538)
                      ----------   ------     -------     --------     -------

Shareholders' equity
  at August 31, 1996  5,010,050    $   50     $87,181     $(47,347)    $39,884
                      =========    ======     =======     ========     =======























               See accompanying notes to financial statements.

                         RETAIL PROPERTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                1996           1995         1994
                                                                ----           ----         ----
Cash flows from operating activities:
  Net loss                                                    $ (2,538)     $ (6,364)    $ (6,070)
  Adjustments to reconcile net
    loss to net cash provided by operating activities:
   Depreciation and amortization                                 6,411         6,495        6,334
   Amortization of loan buydown fees                               982         1,566        1,572
   Amortization of deferred financing costs                        392           265           29
   Loss on impairment of assets held for sale                    1,030         3,850            -
   Extraordinary gain from forgiveness of debt                  (1,139)            -            -
   Changes in assets and liabilities:
     Accounts receivable                                          (521)           22          543
     Other assets                                                   76            (8)         422
     Prepaid expenses                                              (28)          (48)          66
     Deferred expenses                                            (183)         (224)         238
     Accounts payable - affiliates                                   -           (63)        (578)
     Accounts payable and accrued expenses                         593           (27)         202
     Mortgage interest payable                                      16           191          (60)
     Security deposits and other liabilities                      (255)         (180)        (714)
                                                              --------      --------     --------
      Total adjustments                                          7,374        11,839        8,054
                                                              --------      --------     --------
      Net cash provided by operating activities                  4,836         5,475        1,984
                                                              --------      --------     --------

Cash flows from investing activities:
  Additions to operating investment properties                   (421)          (178)       (767)
  Use of (additions to) escrowed cash                            (312)           311          65
  Withdrawals from (additions to) capital
     improvement reserve                                         1,201          (19)        (939)
  Master lease payments received                                     -            -          326
                                                            ----------     ---------      -------
      Net cash provided by (used in)
          investing activities                                     468           114       (1,315)
                                                            ----------     ---------      -------

Cash flows from financing activities:
  Dividends paid to shareholders                                     -             -       (4,008)
  Proceeds from issuance of mortgage notes payable                   -        45,825          100
  Payment of debt issuance costs                                     -        (1,439)           -
  Proceeds from issuance of unsecured note payable                   -         1,175            -
  Repayment of principal on mortgage notes payable              (2,007)      (48,482)        (620)
  Repayment of principal on unsecured note payable                (32)            (7)            -
                                                            ----------     ---------     ---------
      Net cash used in financing activities                    (2,039)       (2,928)       (4,528)
                                                            ---------       -------      ---------

Net increase (decrease) in cash and cash equivalents            3,265         2,661        (3,859)
Cash and cash equivalents, beginning of year                    5,943         3,282         7,141
                                                            ---------     ---------     ---------
Cash and cash equivalents, end of year                       $  9,208     $   5,943     $   3,282
                                                            =========     =========     =========

Supplemental Disclosure:
Cash paid during the year for interest                      $  13,421     $ 13,261       $ 13,917
                                                             =======      ========       ========


               See accompanying notes to financial statements.

                       RETAIL PROPERTY INVESTORS, INC.
                        Notes to Financial Statements


1.  Organization and Recent Business Developments

         Retail Property Investors, Inc. (the "Company"), formerly PaineWebber Retail Property Investments, Inc., is a corporation organized on August 9, 1989 in the Commonwealth of Virginia for the purpose of investing in a portfolio of retail shopping centers located throughout the midwestern, southern and southeastern United States. The Company commenced an initial public offering of up to 10,000,000 shares of its common stock (the "Shares"), priced at $10 per Share, on October 23, 1989 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-29755). The initial offering closed on
    December 24, 1990 after 10,020,100 shares had been sold. The Company received capital contributions of $100,201,000, of which $201,000 was received from the sale of 20,100 shares to an affiliate, PaineWebber Group, Inc. ("PaineWebber"). Effective September 7, 1993, the Company's
    shareholders approved a resolution to complete a 1 for 2 reverse stock split. Consequently, the resulting outstanding shares, which number 5,010,050, have an effective original issue price of $20 per share. As of November 1, 1996, PaineWebber and its affiliates held 111,601 shares of the Company's common stock. The Company was originally organized as a finite-life, non-traded real estate investment trust that had a stated investment policy of investing exclusively in shopping centers in which Wal-Mart Stores, Inc. ("Wal-Mart") was or would be an anchor tenant. In September 1993 and November 1994, the Company's shareholders approved certain amendments to the Company's Articles of Incorporation and Bylaws as part of a plan to reposition the Company to take advantage of the liquidity and potentially attractive source of capital available in the market for publicly held REITs which had existed at that time. However, due to a deterioration in the public equity markets for REIT stocks during the latter part of calendar 1994, management delayed its plans to proceed with a public offering and subsequent listing of the Company's common stock on a national securities exchange pending an improvement in the market conditions. As a result of the delays in the timing of the planned public offering which had been contemplated in fiscal 1994, the Company took significant charges against earnings in fiscal 1994 to reflect certain costs incurred in connection with the Company's restructuring plans which were either no longer expected to have future economic benefit or were no longer deferrable because the prospects for a second equity offering were uncertain. Acquisition due diligence costs totalling approximately $2,015,000 related to certain properties that had been reviewed for potential acquisition as part of the planned public offering were written off to investment analysis expense during fiscal 1994. All expenses incurred in connection with the planned equity offering, as well as a possible securitized debt offering, in the aggregate amount of approximately $1,561,000, were written off to non-deferrable offering expenses in fiscal 1994. In addition, extension fees of $760,000 related to a debt prepayment agreement which lapsed during fiscal 1994 were written off to interest expense during that year.

         Due to changes in interest rate levels and other market factors which continued to adversely affect the market for new public REIT equity offerings during the first half of calendar 1995, the Company did not complete the final phase of its restructuring plans. In view of the then existing capital market conditions, the Company's Board of Directors engaged the investment banking firm of Lehman Brothers Inc. ("Lehman") in June of 1995 to act as its financial adviser and to provide financial and strategic advisory services to the Board of Directors regarding other options available to the Company. The strategic options considered included, among other things, a recapitalization of the Company, sales of the Company's assets and the exploration of merger opportunities. Lehman's services included the solicitation and identification of potential transactions for the Company, the evaluation of these transactions, and the provision of advice to the Board regarding them. In November 1995, Lehman presented a summary to the Board of the proposals which it had received to date, all of which were indications of interest from third parties to buy the Company's real estate assets. The Board concluded that it would be in the shareholders' best interests to immediately initiate the process of soliciting firm offers to purchase the Company's portfolio of operating investment properties. The Directors instructed Lehman to work with the various third parties that expressed an interest in such a transaction to obtain transaction terms most favorable to the Company and its shareholders.

         In March 1996, the Company announced the execution of a definitive agreement for the sale of its assets to Glimcher Realty Trust ("GRT"). Under the original terms of the agreement, GRT was to have purchased the properties of the Company subject to certain indebtedness and leases for an aggregate purchase price of $203 million plus prepayment penalties on debt to be prepaid and assumption fees on debt to be assumed, subject to certain adjustments. As of May 14, 1996, the terms of the purchase contract were amended to reduce the aggregate purchase price to $197 million plus prepayment penalties and assumption fees. The sale transaction closed into escrow on June 27, 1996 with GRT depositing the net proceeds required to close the transaction in the form of bank letters of credit. Pursuant to the Company's Articles of Incorporation and Virginia law, the sale of all or substantially all of the Company's real estate assets required approval by vote of at least two-thirds of the outstanding shares of common stock. A proxy statement describing the sale transaction and a proposed subsequent liquidation plan for the Company was mailed to shareholders in August 1996 and received the requisite vote of the outstanding shares at a special meeting of the shareholders held on October 16, 1996. Upon receiving the required shareholder approval, the Company finalized the closing of the sale transaction, which occurred on October 17, 1996. See Note 8 for a further discussion of the net proceeds realized from the sale of the Company's real estate assets, the expected liquidation distribution to the shareholders and the timing of the Company's plan of liquidation. The Company's financial statements as of August 31, 1996 and 1995 reflect the reclassification of operating investment properties and certain related assets as operating investment properties held for sale and the writedown of the individual operating properties to the lower of adjusted cost or net realizable value. The Company recorded losses of $1,030,000 and $3,850,000 in fiscal 1996 and 1995, respectively, in connection with this accounting treatment. Since the sale transaction and associated liquidation plan were contingent upon the receipt of the shareholder vote, which did not occur until after August 31, 1996, the accompanying financial statements continue to reflect the going concern basis of accounting. The Company will adopt the liquidation basis of accounting effective as of October 16, 1996.

2.  Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

         The  Company's  significant   accounting  policies  are  summarized  as
follows:

    A.   INCOME TAXES

         The Company has elected to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. The Company incurred a loss for both book and tax purposes in fiscal 1996 and 1995 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

    B.   OPERATING INVESTMENT PROPERTIES

         Operating investment properties are carried at the lower of cost, reduced by guaranteed master lease payments (see Note 4) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Company's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, less disposal costs, plus depreciation through the expected date of sale. As discussed further in Notes 1 and 4, all of the Company's operating investment properties were held for sale as of August 31, 1996 and 1995. Accordingly, the Company has reclassified the operating properties and certain related assets to operating investment properties held for sale and has recorded each property at the lower of adjusted cost or net realizable value at August 31, 1996 and 1995. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To be Disposed Of." In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the assets exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. Due to the subsequent sale of the Company's real estate assets in October 1996, FAS No. 121, which is effective for financial statements for years beginning after December 15, 1995, will not have a material effect on the Company's financial statements.

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

    D.   ESCROWED CASH

         Escrowed cash consists of various lender escrows and real estate tax and insurance premium escrows. The lender escrows were amounts held by various mortgage lenders to be released upon the completion of certain construction projects and other events relating to the individual property refinancings or acquisitions. The balance of the lender escrows amounted to approximately $75,000 at both August 31, 1996 and 1995. The lender escrows were refunded to the Company subsequent to the closing of the sale of the Company's real estate assets in October 1996. The Company maintained separate real estate tax and insurance premium escrows for each property. The balance of these escrows was approximately $1,304,000 and $992,000 at August 31, 1996 and 1995,
         respectively. Such funds were generally used to pay the Company's pro rated share of real estate tax expenses upon the sale of the Company's real estate assets in October 1996.

    E.   CAPITAL IMPROVEMENT RESERVE

         The Company had elected to fund a capital improvement reserve to cover the potential cost of future capital improvement expenditures. The balance of the capital improvement reserve at August 31, 1995 was approximately $1,201,000. The Company funded $.06 per square foot of leasable space owned (approximately 4.4 million square feet) to the reserve through August 31, 1995. The capital improvement reserve was not restricted by any third parties. Due to the pending sale of the Company's investment properties, the balance of the capital improvement reserve was reclassified to cash and cash equivalents as of August 31, 1996.

    F.   DEFERRED EXPENSES

         Deferred expenses as of August 31, 1996 and 1995 include costs incurred in connection with the mortgage notes payable, leasing commissions and computer software. Capitalized loan costs have been amortized using the straight-line method over the term of the related loans, which range from 3 to 20 years (see Note 5). The amortization of capitalized loan costs is included in interest expense on the accompanying statements of operations. Leasing commissions have been amortized using the straight-line method over the term of the related lease, generally 3 to 5 years. Software costs have been amortized using the straight-line method over a 60-month period. As discussed further in Note 4, due to the Company's plans to pursue a sale of its operating investment properties, deferred leasing commissions as of August 31, 1996 and 1995 were reclassified as part of the balance of operating investment properties held for sale for purposes of measuring the expected losses to be incurred upon disposal. The unamortized balance of capitalized loan costs will be written off as a loss on the early extinguishment of debt effective as of October 17, 1996 due to the subsequent sale of the Company's real estate assets.

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

    H.   REVENUE RECOGNITION

         Rental revenue is recognized on a straight-line basis over the life of the related lease agreements. The revenue recognition method takes into consideration scheduled rent increases. As of August 31, 1996 and 1995, the difference between the revenue recorded on the straight-line method and the payments made in accordance with the lease agreements totalled $356,000 and $305,000, respectively. As discussed further in Note 4, due to the Company's plans to pursue a sale of its operating investment properties, deferred rent receivable as of August 31, 1996 and 1995 was reclassified as part of the balance of operating investment properties held for sale for purposes of measuring the expected losses to be incurred upon disposal. The Company uses the allowance method to account for bad debt expense on its tenant receivables.

    I.   COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

         The earnings and cash dividends declared per share of common stock on the accompanying statements of operations are based upon the weighted average number of shares outstanding on a daily basis during each of the three years in the period ended August 31, 1996, of 5,010,050.

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

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturities of such instruments.

         Escrowed cash: The carrying amount reported on the balance sheet for escrowed cash approximates its fair value due to the short-term maturities of such instruments.

         Mortgage notes payable: Due to the subsequent sale of the Company's real estate assets in October 1996 and the related settlement of the Company's outstanding mortgage loan liabilities, the fair value of the Company's mortgage indebtedness was deemed to equal its face value as of August 31, 1996.

         The carrying amounts and fair values of the Company's financial instruments at August 31, 1996 are as follows (amounts in thousands):

                                              Carrying Amount   Fair Value
                                              ---------------   ----------

              Cash and cash equivalents         $    9,208      $    9,208
              Escrowed cash                     $    1,379      $    1,379
              Mortgage notes payable, net       $  155,483      $  159,144

3.  The Advisory Agreement and Related Party Transactions

         The Company has entered into an advisory agreement with PaineWebber Realty Advisors, L.P. (the "Advisor") to perform various services in connection with the sale of the Shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The Advisor is a limited partnership composed of PaineWebber Properties Incorporated ("PWPI") as the general partner and Properties Associates, L.P. ("PA") as the limited partner. Both partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI"), which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The advisory agreement is renewable on an annual basis at the discretion of the Company's Board of Directors. The type of compensation due to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows:

(i) Under the Advisory Agreement, the Advisor has specific management responsibilities to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor earns an annual Asset Management Fee and an Advisory Incentive Fee of 0.25% and 0.25%, respectively, of the Capital Contributions of the Company. The Advisory Incentive Fee is subordinated to the shareholders' receipt of distributions of net cash sufficient to provide a return equal to 8% per annum on their Invested Capital, as defined. During the quarter ended February 28, 1994, the payment of regular quarterly distributions was suspended. Accordingly, the Advisor has not earned any Advisory Incentive Fees since December 1, 1993. Furthermore, during the quarter ended May 31, 1994 the Advisor agreed to waive its rights to the collection of previously deferred Advisory Incentive Fees in the aggregate amount of $76,000. This amount is reflected as a reduction of management fee expense for the year ended August 31, 1994. Effective March 1, 1995, the Advisor agreed to waive its management fees indefinitely in order to maximize the Company's earnings and cash flow while the strategic plans regarding the Company's future operations were evaluated and implemented. Accordingly no management fees were paid during the year ended August 31, 1996. The Advisor received total management fees of $125,000 and $237,000 for the period September 1, 1994 through February 28, 1995 and the year ended August 31, 1994, respectively.

(ii) For its services in finding and recommending investments, and for analyzing, structuring and negotiating the purchase of properties by the Company, PWPI received non-recurring Acquisition Fees equal to 3% of the Capital Contributions. PWPI received acquisition fees in connection with the Company's real estate investments in the amount of $3,006,000.

(iii)Fees equal to 1/2 of 1% of any financing and 1% of any refinancing obtained by the Company for which the Advisor rendered substantial services, and for which no fees were paid to a third party, were to be paid to the Advisor as compensation for such services. No such fees will be due to the Advisor through the Company's expected liquidation date.

(iv) Upon disposition of the Company's investments, the Advisor could have earned sales commissions and disposition fees. These fees and commissions are subordinated to the repayment to shareholders of their Capital Contributions plus certain minimum returns on their Invested Capital. In no event were the disposition fees to exceed an amount equal to 15% of Disposition Proceeds remaining after the shareholders have received an amount equal to their Capital Contributions plus a return on Invested Capital of 6% per annum, cumulative and noncompounded. No disposition fees or sales commissions will be due to the Advisor through the Company's expected liquidation date.

       Financial and investor servicing expenses represent reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company. Effective March 1, 1995, the Advisor agreed that it will not be reimbursed for providing these services to the Company. As with the management fees described above, the Advisor agreed to waive these servicing fees indefinitely in order to maximize the Company's earnings and cash flow while the strategic plans regarding the Company's future operations were evaluated and implemented. Accordingly, no servicing fees were paid during the year ended August 31, 1996. For the period September 1, 1994 through February 28, 1995 and the year ended August 31, 1994, the Company paid $111,000 and $260,000, respectively, to this affiliate for providing such services to the Company.

    Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provides cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. For the years ended August 31, 1996, 1995 and 1994, Mitchell Hutchins earned fees of $23,000, $8,000 and $8,000, respectively, for managing the Company's cash assets. Accounts payable - affiliates at both August 31, 1996 and 1995 consists of $4,000 payable to Mitchell Hutchins.

         The Company had engaged the services of a consulting firm for certain professional services related to its mortgage loan refinancing and acquisition due diligence activities prior to August 31, 1995. The consulting firm was a partnership in which Mr. Robert J. Pansegrau was one of two partners. Mr. Pansegrau is formerly a Senior Vice President of the Company who resigned effective March 31, 1993. The consulting firm received fee compensation from the Company totalling $186,000 and $282,000 for the years ended August 31, 1995 and 1994, respectively. The consulting firm also received reimbursement for out-of-pocket expenses of $79,000 and $167,000 for the years ended August 31, 1995 and 1994, respectively.

         In June 1995, the Company secured a new mortgage loan in the amount of $4,000,000 to repay a portion of the first mortgage loan held by PWPI, which was secured by the Applewood Village operating property, in the amount of $5,175,000 (see Note 5). PWPI agreed to make an unsecured loan for the difference, in the amount of $1,175,000, which had a 15-year term and carried an interest rate tied to PWPI's cost of funds, not to exceed 8% per annum. The note was to be fully amortizing over its term and required monthly payments of principal and interest through maturity in June 2010. The balance of this note payable to affiliate as of August 31, 1995 was $1,168,000. On June 1, 1996, PWPI forgave the entire balance on this unsecured loan of $1,136,000 plus accrued interest of $3,000. The Company recorded this transaction as an extraordinary gain from forgiveness of debt in the fiscal 1996 statement of operations. Interest expense incurred by the Company under the terms of this note agreement totalled $53,000 and $12,000 in fiscal 1996 and 1995, respectively.

4.  Operating Investment Properties

       Through August 31, 1996, the Company had acquired 22 Wal-Mart anchored shopping centers. The ownership of the Company's operating properties described below was legally held by four limited partnerships in which the Company is the sole general partner. These partnerships were created in order to, among other things, facilitate the communication of income tax information to the Company's shareholders. The limited partner of the partnerships is PaineWebber Properties Incorporated ("PWPI"), which is the general partner of the Advisor (see Note 3). The economic interest of PWPI in the partnerships was generally limited to a share of the Company's Disposition Proceeds, as defined, to which the Advisor was originally entitled through the Disposition Fee, as defined in the Company's original offering prospectus. Per the terms of the limited partnership agreements, all distributions of operating cash flow and sale proceeds generated through the disposition of the operating properties in October 1996 were allocated to the Company. Furthermore, as a limited partner in the partnerships, PWPI had no control over the operations of the partnerships or of the operating properties, other than in its capacity as a partner of the Advisor. The legal ownership of the Company's operating investment properties by the partnerships has had virtually no impact on the Company's financial position or results of operations. Accordingly, the partnerships are consolidated with the Company for financial reporting purposes. The name, location and size of the acquired properties, along with information related to the respective purchase prices and adjusted cost basis as of August 31, 1996, are as follows (in thousands):

                                                            Costs
Name                                         Acquisition    Capitalized         Master               Adjusted
Location             Date        Purchase    Fees and       Subsequent to       Lease                Cost at
Size                 Acquired    Price       Expenses (1)   Acquisition         Payments (2)         8/31/96
----                 --------    -----       ------------   -----------         ------------         -------
Village Plaza       8/16/89     $23,975      $394           $ 826               $618                $ 24,577
Augusta, GA
490,970
square feet

Logan Place         1/18/90       4,917       189             16                 232                   4,890
Russellville, KY
114,748
square feet

Piedmont Plaza      1/19/90      13,500       263             29                 107                  13,685
Greenwood, SC
249,052
square feet

Artesian Square     1/30/90       6,990       203            989                 392                   7,790
Martinsville, IN
177,428
square feet

Sycamore Square       4/26/90     4,970       172            23                  130                5,035
Ashland City, TN
93,304
square feet

Audubon Village       5/22/90     6,350       215            30                    -                6,595
Henderson, KY
124,592
square feet

Crossroads Centre     6/15/90     9,914       246            42                    -               10,202
Knoxville, TN
242,430
square feet

East Pointe Plaza     8/07/90    13,936       269           737                   306              14,636
Columbia, SC
279,261
square feet

Walterboro Plaza -   12/19/90     6,645       284            18                   136               6,811
Phases I and II
Walterboro, SC
132,130
square feet

Cypress Bay Plaza    12/19/90    12,235       215            88                   522              12,016
Morehead City, NC
258,245
square feet

Cross Creek Plaza    12/19/90    13,565       302            20                   525              13,362
Beaufort, SC
237,801
square feet

Lexington Parkway
    Plaza            3/05/91     10,290       251           115                   208              10,448
Lexington, NC
210,190
square feet




                                                            Costs
Name                                         Acquisition    Capitalized         Master               Adjusted
Location             Date        Purchase    Fees and       Subsequent to       Lease                Cost at
Size                 Acquired    Price       Expenses (1)   Acquisition         Payments (2)         8/31/96
----                 --------    -----       ------------   -----------         ------------         -------

Roane County
    Plaza           3/05/91      7,000         197           -                    43                7,154
Rockwood, TN
160,198
square feet

Franklin Square     6/21/91      9,018         232          45                    26                9,269
Spartanburg, SC
237,062
square feet

Barren River Plaza  8/09/91     11,788         412          49                    57               12,192
Glasgow, KY
234,795
square feet

Cumberland
    Crossing        8/09/91     7,458          370          39                    116               7,751
LaFollette, TN
144,734
square feet

Applewood Village   10/25/91    6,965          389           -                      -               7,354
Fremont, OH
140,039
square feet

Aviation Plaza     8/31/92     8,349          337            -                       -              8,686
Oshkosh, WI
174,715
square feet

Crossing
  Meadows Plaza    8/31/92    12,100          356            6                       -              12,462
Onalaska, WI
233,984
square feet

Southside Plaza    10/21/92   9,200          356            7                        -              9,563
Sanford, NC
172,293
square feet




                                                            Costs
Name                                         Acquisition    Capitalized         Master               Adjusted
Location             Date        Purchase    Fees and       Subsequent to       Lease                Cost at
Size                 Acquired    Price       Expenses (1)   Acquisition         Payments (2)         8/31/96
----                 --------    -----       ------------   -----------         ------------         -------

College Plaza       4/29/93     9,900          461           -                     2                 10,359
Bluefield, VA
178,431
square feet

Marion Towne       6/23/93     7,907          624            27                    -                  8,558
  Center
Marion, SC
156,558
square feet


                             $216,972      $6,737       $ 3,106                 $ 3,420            $ 223,395
                             ========      ======        =======                =======            =========

    (1)  Acquisition  fees and expenses include the 3% fee payable to PWPI (see
         Note 3) and other capitalized costs incurred in connection with the acquisition of the properties (e.g. legal fees, appraisal fees, other closing costs, etc.). Certain expenses incurred to investigate potential investments were recorded as other assets pending the closing of a transaction and were reclassified after acquisition to the cost basis of the related property. Expenses incurred to review potential investments which were subsequently not acquired by the Company were charged to investment analysis expense once the Company stopped pursuing the acquisition.

    (2) The Company originally entered into master lease agreements with the sellers and certain of their affiliates (the "Guarantors") of each of the operating properties acquired. The master lease agreements generally provided that, for a period of up to 36 to 60 months (depending on the credit status of the tenant in occupancy) from the date of the acquisition of the operating property, the Guarantors guaranteed that the aggregate cash flow from all non-anchor tenants would not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at the time of the purchase. In the event that the actual aggregate net cash flow was less than the guaranteed amount, the Guarantors were obligated to make cash payments to the Company equal to any such deficit. All amounts earned under the master lease agreements were treated as purchase price adjustments and recorded as reductions to the carrying values of the related operating property for financial reporting purposes. Certain of the Guarantors secured their guarantees with cash collateral held by the Company or with letters of credit. During fiscal 1995, the Company entered into settlement agreements related to the outstanding master lease obligations on the Southside Plaza, College Plaza, Aviation Plaza and Crossing Meadows properties. As part of these settlement agreements, the Company agreed to the early termination of the respective master leases and to the release of the related cash collateral or letters of credit in return for the agreement of the related management agent to certain changes to the property management contracts. As of August 31, 1996, Applewood Village was the only property remaining under a master lease and was not generating any master lease payments based on the property's leasing level. The Applewood Village master lease was terminated subsequent to year-end in connection with the October 1996 sale of the Company's real estate assets.

         As discussed in Note 1, as a result of the decision by the Board of Directors to pursue a sale of the Company's portfolio of properties, the accompanying statements of operations for fiscal 1996 and 1995 include losses of $1,030,000 and $3,850,000, respectively, to reflect the writedown of the individual operating investment properties and certain related assets to the lower of adjusted cost or net realizable value as of August 31, 1996 and 1995. Such losses apply only to the properties for which losses were expected based on the estimated fair values. The gains on properties for which the estimated fair value less costs to sell exceeded the adjusted cost basis will be recognized in the period in which the sale transaction was completed. The Company also incurred portfolio sale expenses of $1,834,000 in fiscal 1996. Portfolio sale related expenses consisted primarily of legal fees associated with negotiating the sale agreement and preparing, distributing and soliciting the shareholder proxy. Such costs were expensed as incurred because of the impairment issues discussed further above and the uncertainty regarding the ability to complete the sale transaction which existed until the subsequent shareholder vote. The Company continued to recognize depreciation on its assets held for sale through the date of disposal. Operating investment properties held for sale on the accompanying balance sheets as of August 31, 1996 and 1995 is comprised of the following amounts (in thousands):

                                                       1996        1995
                                                       ----        ----

            Land                                   $  37,845   $  37,845
            Buildings and improvements               175,874     175,453
            Furniture and equipment                    9,676       9,676
                                                   ---------   ---------
                                                     223,395     222,974
            Less:  accumulated depreciation          (33,666)    (27,409)
                                                   ---------   ---------
                                                     189,729     195,565
            Deferred rent receivable                     356         305
            Deferred leasing commissions, net            336         291
                                                   ---------   ---------
                                                     190,421     196,161
            Less:  Allowance for possibl
                   impairment loss                    (4,880)    (3,850)
                                                   ---------   ---------
                                                   $ 185,541   $ 192,311
                                                   =========    ========

5.  Mortgage Notes Payable

       Mortgage  notes payable,  reduced by  unamortized  loan buydown fees (see below),  at  August  31,  1996  and  1995  consisted  of the  following  (in thousands):
                                                           1996         1995
                                                           ----         ----

   Mortgage   notes   payable   to  a                $ 49,005      $ 49,005
   financial   institution   which                     (2,034)       (2,504)
   were  secured  by Village  Plaza,                 --------      --------
   Piedmont Plaza,  Artesian  Square,                  46,971        46,501
   Logan Place,  Sycamore  Square and
   Crossroads Centre.  These mortgage
   notes required monthly payments of
   interest  only at 8% for the first
   seven years and then principal and
   interest  at  8%  until  maturity,
   which ranged from November 1, 1999
   to  July  1,  2000.   These  notes
   contained  certain  cross  default
   and cross  collateral  provisions.
   See    discussion   of   effective
   interest  rates  and loan  buydown
   fees below.

    (continued)                                              1996        1995
                                                             ----        ----

   Mortgage   notes   payable   to  a                       24,426      24,678
   financial  institution  which were                         (875)     (1,022)
   secured  by  East  Pointe   Plaza,                       ------    --------
   Cumberland   Crossing  and  Barren                       23,551      23,656
   River Plaza.  The mortgage note on
   East Pointe Plaza, in the original
   principal   amount   of   $11,150,
   called for monthly  interest  only
   payments  at 8% per annum  through
   June  1996.  The  balance of these
   mortgage  notes  required  monthly
   payments of principal and interest
   at 8% through June 1996. Effective
   June 10,  1996,  all  three  notes
   required   monthly   payments   of
   principal  and  interest  at 8.75%
   per annum through maturity on June
   10,  2001.  These notes  contained
   certain  cross  default  and cross
   collateral     provisions.     See
   discussion  of effective  interest
   rates and loan buydown fees below.


   Mortgage  note  payable  to a bank                       13,439      13,498
   secured  by  Franklin  Square  and                            -         (83)
   College  Plaza.  The Franklin note                       ------     -------
   required   monthly  interest  only                       13,439      13,415
   payments  at 8%  per  annum  until
   maturity,   which  was  originally
   scheduled   for  June  21,   1996.
   Interest on the College Plaza note
   accrued  at prime  plus  0.75% per
   annum.  Monthly  payments equal to
   the  greater  of  $58  or  accrued
   interest   for  such   month  were
   payable until maturity,  which was
   originally scheduled for April 23,
   1996. The Company  obtained a loan
   modification  on both these loans,
   effective  as of their  respective
   maturity dates,  extending the due
   dates  to  March  31,  1997.  Both
   loans  required  monthly  interest
   payments   based  on  a   variable
   interest   rate  equal  to  either
   prime  plus  0.75% or  LIBOR  plus
   2.75%, as selected by the Company.
   The   College   Plaza   loan  also
   required     monthly     principal
   payments of $7.5.


   Mortgage   note   payable   to   a                       22,840      23,680
   financial  institution  secured by
   Cross  Creek  Plaza,  Cypress  Bay
   Plaza and Walterboro Plaza (Phases
   I and II). The loan bore  interest
   at a variable rate equal to 30-day
   LIBOR plus 3.50% per annum for the
   first twelve months,  30-day LIBOR
   plus  3.75%  for the  next  twelve
   months  (9.25%  as of  August  31,
   1996), and 30-day LIBOR plus 4.25%
   for  the  final   twelve   months.
   Monthly  payments of interest  and
   principal   (based  on  a  15-year
   amortization  schedule)  were  due
   until  maturity  on  December  10,
   1997.

    (continued):
                                                             1996        1995
                                                             ----        ----

   Mortgage   notes   payable   to  a                       17,110      17,487
   financial  institution  secured by
   Audubon Village, Lexington Parkway
   Plaza and Roane County Plaza.  The
   notes secured by the Lexington and
   Roane  properties bore interest at
   a fixed  rate of 9.125%  per annum
   and required  monthly  payments of
   principal and interest aggregating
   $119 through  maturity on March 1,
   2015.  The note secured by Audubon
   Village bore interest at 8.75% per
   annum   and    required    monthly
   payments of principal and interest
   of $43 through maturity on June 1,
   2000.


   Mortgage   notes   payable   to  a                       16,139      16,321
   financial  institution  which were                         (621)       (815)
   secured  by  Aviation   Plaza  and                      -------      ------
   Crossing Meadows.  Monthly payment                       15,518      15,506
   terms  for  the  loan  secured  by
   Aviation  Plaza,  in the principal
   amount  of   $6,800,   called  for
   interest  only  payments at 8% per
   annum  through  August 1, 1995 and
   principal and interest payments at
   8% thereafter until maturity.  The
   loan  secured by Crossing  Meadows
   required     monthly     payments,
   including   interest   at  8%  per
   annum, of $71 until maturity. Both
   notes were  scheduled to mature on
   June 1, 1999.  See  discussion  of
   effective  interest rates and loan
   buydown fees below.

   Mortgage   note   payable   to   a                        6,583       6,686
   financial  institution  which  was                         (131)       (219
   secured by  Southside  Plaza.  The                       ------     ------
   note  required  monthly  payments,                        6,452       6,467
   including  interest  at 6.83%  per
   annum,  of $46 until  maturity  on
   November 5, 1997.  See  discussion
   of  effective  interest  rates and
   loan buydown fees below.

   Mortgage   note   payable   to   a                        5,757       5,817
   financial  institution  which  was
   secured  by Marion  Towne  Center.
   The note, which was issued on June
   23,   1993,   called  for  monthly
   payments, including interest at 8%
   per annum,  of $44 until  maturity
   on July 1,  2002.  The  lender had
   the option, upon 120 days' written
   notice,  to call  the  loan due at
   the end of each of the third  year
   and the sixth year of the loan. If
   the  loan was not  called  at such
   time,  the  interest  rate  on the
   loan was  subject  to  adjustment.
   During  fiscal  1996,  the  lender
   adjusted  the  interest   rate  to
   7.375%,   thereby   reducing   the
   monthly   principal  and  interest
   payments to $41 effective with the
   August 1, 1996 payment.

    (continued):
                                                             1996        1995
                                                             ----        ----

   Mortgage   note   payable   to   a                        3,845       3,979
   financial  institution  secured by
   Applewood  Village.  The note bore
   interest   at  9%  per  annum  and
   required  monthly   principal  and
   interest  payments  of  $41  until
   maturity on June 10, 2010.                             -------     --------

    Total mortgage notes payable, net                     $155,483    $156,508
                                                          ========    ========

Summary of outstanding mortgage notes payable

    Total outstanding mortgage principal
      balances as of  August 31, 1996 and
      August 31, 1995                                     $159,144    $161,151
    Aggregate unamortized loan buydown fees                 (3,661)     (4,643)
                                                          --------    --------
    Total mortgage notes payable, net                     $155,483    $156,508
                                                          ========    ========

         At the time of the closing of certain of the mortgage notes listed above, the Company paid fees to the lenders in return for the lenders' agreement to reduce the stated interest rate on the loans to 8% per annum (6.83% in the case of Southside Plaza) over the terms of the loans. The fees have been recorded as reductions of the outstanding principal amounts and have been amortized, using the effective interest method, over the terms of the respective loans. The effective interest rates on these outstanding loans ranged from 7.38% to 9.80% per annum as of August 31, 1996. As discussed further in Note 1, the Company completed the sale of the operating investment properties which serve as collateral for the above mortgage loans subsequent to year end, on October 17, 1996. The obligation to repay the lenders with respect to such loans at the time of the sale transaction was equal to the outstanding mortgage principal balances prior to unamortized loan buydown fees. In conjunction with the sale transaction, the amount of the remaining unamortized buydown fees will be written off as a loss on the early extinguishment of debt in the period in which the sale occurred.

         During fiscal 1996 and 1995, the Company was not in technical compliance with provisions in certain of the above mortgage loan agreements which required formal lender approval of all property expansions and lease modifications. Under the terms of the loan agreements, failure to comply with such terms could have constituted events of default. Management had been working with the lenders to obtain the necessary approvals and, subsequent to year end, all instances of non-compliance were cured prior to the final closing of the sale transaction referred to above.

         As of August 31, 1996, aggregate scheduled maturities of mortgage notes payable for the next five years and thereafter were as follows (in thousands):

         Year ended August 31:
         ---------------------
            1997                $   15,590
            1998                    29,895
            1999                    17,286
            2000                    52,945
            2001                    24,037
            Thereafter              19,391
                                ----------
                                $  159,144
                                ==========

6.  Rental income

         The Company has earned rental income from leasing shopping center space. All of the Company's leasing agreements were operating leases expiring in one to twenty years. Base rental income of $22,271,000 $22,183,000 and $21,958,000 was earned for the years ended August 31, 1996, 1995 and 1994, respectively. The following is a schedule of minimum future lease payments from noncancellable operating leases as of August 31, 1996 (in thousands):

    Year ended August 31:
    ---------------------
            1997                $   21,463
            1998                    19,805
            1999                    18,461
            2000                    16,535
            2001                    15,068
            Thereafter             117,293
                                ----------
                                $  208,625
                                ==========

       Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. Percentage rentals of approximately $247,000, $160,000 and $92,000 were earned for the years ended August 31, 1996, 1995 and 1994, respectively. Virtually all tenant leases also required lessees to pay all or a portion of real estate taxes and certain property operating costs.

       Rental income of approximately $7,990,000, $7,913,000 and $7,913,000 was received from leases with Wal-Mart and its affiliates for the years ended August 31, 1996, 1995 and 1994 respectively. Such amounts comprised 36% of total base rental income for each of those years. No other tenant has accounted for more than 10% of the Company's rental income during any period since inception.

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

       The amended complaint in the New York Limited Partnership Actions alleged, among other things, that, in connection with the sale of common stock of the Company, the defendants (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Company's anticipated performance; and (3) marketed the Company to investors for whom such investments were not suitable. The plaintiffs, who are not shareholders of the Company but are suing on behalf of all persons who invested in the Company, also alleged that following the sale of the common stock of the Company the defendants misrepresented financial information about the Company's value and performance. The amended complaint alleged that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the Company, as well as disgorgement of all fees and other income derived by PaineWebber from the Company. In addition, the plaintiffs also sought treble damages under RICO.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in this class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and the General Partner of the Advisor, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

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

8.  Subsequent Events

         In March 1996, the Company announced the execution of a definitive agreement for the sale of its real estate assets to Glimcher Realty Trust ("GRT"). Under the original terms of the agreement, GRT was to have purchased the properties of the Company subject to certain indebtedness and leases for an aggregate purchase price of $203 million plus prepayment penalties on debt to be prepaid and assumption fees on debt to be assumed, subject to certain adjustments. As of May 14, 1996, the terms of the purchase contract were amended to reduce the aggregate purchase price to $197 million plus prepayment penalties and assumption fees. The sale transaction closed into escrow on June 27, 1996 pending the receipt of the approval of the transaction by the Company's shareholders, which was received on October 16, 1996. On October 17, 1996, the sale transaction closed out of escrow and the Company received net proceeds of $36,371,000. The net proceeds reflected the aggregate sales price of $197,000,000, less selling costs paid at closing of $489,000, capital improvement and repair allowances of $572,000, mortgage debt outstanding of $158,857,000 and other closing prorations and purchase price adjustments of $711,000. During the escrow period in which the Company sought to obtain the required shareholder approval, the Company's operating properties were managed by GRT. Under the terms of the management agreement, GRT received a base fee of 3% of the gross operating revenues of the properties. In addition, GRT earned an incentive management fee equal to the net cash flow of the properties attributable to the period commencing on May 14, 1996 and ending on the date of the final closing of the sale transaction. A portion of the incentive management fee was paid to GRT out of the net closing proceeds. In addition, the Company transferred to GRT at the time of the closing certain cash balances, together with outstanding receivables and payables, related to the net cash flow generated subsequent to May 14, 1996. The total incentive management fee through the date of the sale transaction aggregated approximately $3.1 million. The Company received interest earnings from GRT beginning June 20, 1996 through the escrow period on a net equity amount of approximately $37,401,000 at a rate equivalent to the published market rate on 6-month U.S. Treasury Bills as of June 20, 1996 (5.39% per annum). The interest credit totalled $657,000 through the date of the sale transaction and is included in the net proceeds of $36,371,000 referred to above. The incentive management fee and the interest credit described above were treated as purchase price adjustments in connection with the sale and will be recorded in the Company's financial statements as of the sale closing date. In addition to the net proceeds received upon the closing of the sale transaction, the Company retained an interest in tenant receivables with a carrying value of approximately $878,000 as of October 17, 1996 (net of an allowance for possible uncollectible amounts of $162,000). Such receivables are primarily comprised of expense reimbursements for real estate taxes, insurance and common area maintenance associated with the Company's period of ownership of the properties. The majority of these receivables are expected to be collected over the next several months with the major portion expected to be received in early calendar year 1997 after the preparation of the annual tenant reconciliations of common area charges is completed. However, subsequent to year-end the Advisor agreed to buy the outstanding receivables from the Company at their net carrying value so that the Company can complete its liquidation during calendar 1996 without the need to establish a liquidating trust for any remaining non-cash assets.

        The accompanying balance sheet as of August 31, 1996 reflects cash and cash equivalents totalling $9,208,000. A portion of such cash balance, in the amount of $1,471,000, relates to net cash flow of the operating properties subsequent to May 14, 1996 which was due to GRT as part of the incentive management fee calculation described above and was transferred to GRT on October 17, 1996 in conjunction with the sale closing. The Company's balance sheet at August 31, 1996 also included escrowed cash of $1,379,000. The majority of this amount, which primarily represented cash designated for real estate taxes and insurance premiums, was either transferred to GRT at the time of the sale or applied by certain lenders against the respective mortgage debt liabilities. The remaining net cash balance of approximately $7,737,000, along with the net proceeds of $36,371,000 received at closing, $86,000 of escrowed cash refunded to the Company subsequent to the closing and a recovery of prepaid insurance in the amount of $167,000 received subsequent to the closing, were available to be used to pay for the expenses associated with winding up the Company's business and for liquidation distributions to the shareholders. In addition, as discussed further above, the Company retains outstanding tenant receivables in the net amount of $878,000 which the Advisor has agreed to purchase at carrying value. The Company also expects to receive certain state tax refunds of approximately $109,000 and interest income of approximately $441,000. From the available cash and receivables, the Company expects to pay expenses totalling $1,354,000 subsequent to August 31, 1996. Such costs are comprised of operating expenses through the date of the sale transaction of approximately $98,000, expenses related to the sale transaction of approximately $930,000 and estimated liquidation expenses of $326,000. After these estimated expenses, the Company expects to have net assets totalling approximately $44.4 million available for distribution to the shareholders. From these net assets, the Company expects to make a final liquidating distribution to the shareholders of approximately $8.80 per share in December 1996 which will be followed by the formal liquidation of the Company by December 31, 1996.

Schedule III - Real Estate and Accumulated Depreciation

                         RETAIL PROPERTY INVESTORS, INC.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                                 (In thousands)


                          Initial Cost to                  Gross Amount at Which Carried at                           Life on Which
                             Partnership    Costs           Close of period                                            Depreciation
                              Buildings     Capitalized          Buildings,   Total, less                                 in Latest
                              Improvements  (Removed)            Improvements Allowance for                               Income
                                & Personal  Subsequent to     & Personal   Impair-   Accumulated  Date of      Date       Statement
Description  Encumbrances Land  Property    Acquisition   Land   Property  ment (C)  Depreciation Construction Acquired is Computed
-----------  -----------  ----  --------    -----------   ----   --------    -----   ------------ ------------ -------- -----------

Shopping Center $ 18,900 $ 6,307  $ 18,062   $  208   $ 6,307 $ 18,270 $ 24,577     $4,359          1988        8/16/89 12 - 40 yrs.
Augusta, GA

Shopping Center   10,125   1,532    12,231      (78)    1,532   12,153   13,685      2,639          1990        1/19/90 12 - 40 yrs.
Greenwood, SC

Shopping Center    3,715     448     4,659     (313)      448    4,442    4,890        964          1988        1/18/90 12 - 40 yrs.
Russellville, KY                                                            (96)
                                                                        -------
                                                                          4,794

Shopping Center    5,340     730     6,464      596       730    7,060    7,790      1,504          1989        1/30/90 12 - 40 yrs.
Martinsville, IN

Shopping Center    3,595     616     4,527     (789)      616    4,419    5,035      1,048          1990        4/26/90 12 - 40 yrs.
Ashland City, TN                                                           (681)
                                                                        -------
                                                                          4,354

Shopping Center    4,506     704     5,860     (226)      704    5,891    6,595      1,190          1989        5/22/90 12 - 40 yrs.
Henderson, KY                                                              (257)
                                                                        -------
                                                                          6,338

Shopping Center    7,330   1,813     8,347      (76)    1,813    8,389   10,202      1,713          1990        6/15/90 12 - 40 yrs.
Knoxville, TN                                                              (118)
                                                                        -------
                                                                         10,084

Shopping Center   11,150   4,244     9,965      (57)    4,244   10,392   14,636      2,216          1990        8/7/90  12 - 40 yrs.
Columbia, SC                                                               (484)
                                                                        -------
                                                                         14,152



Schedule III - Real Estate and Accumulated Depreciation (continued)

                         RETAIL PROPERTY INVESTORS, INC.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                                 (In thousands)


                          Initial Cost to                  Gross Amount at Which Carried at                           Life on Which
                             Partnership    Costs           Close of period                                            Depreciation
                          Buildings         Capitalized          Buildings,   Total, less                                 in Latest
                              Improvements  (Removed)            Improvements Allowance for                               Income
                                & Personal  Subsequent to     & Personal   Impair-   Accumulated  Date of      Date       Statement
Description  Encumbrances Land  Property    Acquisition   Land   Property  ment (C)  Depreciation Construction Acquired is Computed
-----------  -----------  ----  --------    -----------   ----   --------    -----   ------------ ------------ -------- -----------

Shopping Center    9,785   3,292    10,578     (508)    3,292   10,070      13,362      1,846      1990       12/19/90 12 - 40 yrs.
Beaufort, SC

Shopping Center    9,002   1,104    11,346     (434)    1,104   10,912      12,016      2,055      1989       12/19/90 12 - 40 yrs.
Morehead City, NC

Shopping Center    4,893     929     6,001     (357)      929    5,882       6,811        981      1989       12/19/90 12 - 40 yrs.
Walterboro, SC                                                                (238)
                                                                           -------
                                                                             6,573

Shopping Center    7,729   2,438     8,103     (230)    2,438    8,010      10,448      1,569      1990        3/5/91  12 - 40 yrs.
Lexington, NC                                                                 (137)
                                                                           -------
                                                                            10,311

Shopping Center    5,252   1,280     5,918      (44)    1,280    5,874       7,154      1,125      1989        3/5/91  12 - 40 yrs.
Rockwood, TN

Shopping Center    6,600   2,361     6,888       20     2,361    6,908       9,269      1,277      1987        6/21/91 12 - 40 yrs.
Spartanburg, SC

Shopping Center    8,279     929    11,275     (152)      929   11,263      12,192      1,879      1990        8/9/91  12 - 40 yrs.
Glasgow, KY                                                                   (140)
                                                                           -------
                                                                            12,052

Shopping Center    5,249     737     7,093     (169)      737    7,014       7,751      1,199      1990        8/9/91  12 - 40 yrs.
LaFollette, TN                                                                 (90)
                                                                           -------
                                                                             7,661


Schedule III - Real Estate and Accumulated Depreciation (continued)

                         RETAIL PROPERTY INVESTORS, INC.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                                 (In thousands)


                          Initial Cost to                  Gross Amount at Which Carried at                           Life on Which
                             Partnership    Costs           Close of period                                            Depreciation
                          Buildings         Capitalized          Buildings,   Total, less                                 in Latest
                              Improvements  (Removed)            Improvements Allowance for                               Income
                                & Personal  Subsequent to     & Personal   Impair-   Accumulated  Date of      Date       Statement
Description  Encumbrances Land  Property    Acquisition   Land   Property  ment (C)  Depreciation Construction Acquired is Computed
-----------  -----------  ----  --------    -----------   ----   --------    -----   ------------ ------------ -------- -----------

Shopping Center    3,979     728     6,626   (1,989)      728    6,626    7,354      1,023         1990      10/25/91   12 -40 yrs.
Fremont, OH                                                              (1,989)
                                                                         ------
                                                                          5,365

Shopping Center    6,795   1,806     6,880        -     1,806    6,880    8,686        905         1990       8/31/92   12 -40 yrs.
Osh Kosh, WI

Shopping Center    9,526   2,570     9,886        6     2,570    9,892   12,462      1,261         1991       8/31/92   12 -40 yrs.
Onalaska, WI

Shopping Center    6,686   1,274     8,282     (274)    1,274    8,289    9,563      1,049         1991     10/21/92    3 - 40 yrs.
Sanford, NC                                                                (281)
                                                                         ------
                                                                          9,282

Shopping Center    6,898   1,626     8,735       (2)    1,626    8,733   10,359        980         1992     4/29/93    12 - 40 yrs.
Bluefield, VA

Shopping Center    5,817     377     8,153     (341)      377    8,181     8,558       884         1992     6/23/93    12 - 40 yrs.
Marion, SC                                                                  (369)
                                                                          ------
                                                                           8,189
                --------  ------  --------  -------   ------- --------  --------   -------
                $161,151 $37,845  $185,879  $(5,209)  $37,845 $185,550 $218,515    $33,666
                ======== =======  ========  =======   ======= ======== ========    =======




Schedule III - Real Estate and Accumulated Depreciation (continued)
                         RETAIL PROPERTY INVESTORS, INC.

                   SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                                 (In thousands)


Notes
(A) See Note 5 of Notes to Financial Statements for a description of the debt encumbering the properties.

(B)Included in Costs Capitalized (Removed) Subsequent to Acquisition are certain master lease payments earned that were recorded as reductions in the cost basis of the properties for financial reporting purposes. See Note 4 to the financial statements for a further description of these payments. Also included in Costs Capitalized (Removed) Subsequent to Acquisition is the provision for impairment loss described in Note C below.

(C)The gross amount reflected above includes impairment losses of $1,030 and $3,850 recognized in fiscal 1996 and 1995, respectively, to writedown the operating investment properties to the lower of adjusted cost or net realizable value. See Notes 1, 2 and 4 for a further discussion. The aggregate cost of real estate owned at August 31, 1996 for Federal income tax purposes is approximately $226,815,000.

(D) Reconciliation of real estate owned:
                                                    1996       1995            1994
                                                    ----       ----            ----
   Balance at beginning of year                  $219,124      $222,814     $222,373
   Acquisitions and improvements                      421           178          767
   Disposal of fully depreciated tenant
     improvements                                       -           (18)           -
   Reduction of basis due to master
     lease payments received                            -             -         (326)
   Provision for loss on impairment of
     assets held for sale                          (1,030)       (3,850)           -
                                                ---------      --------     --------
   Balance at end of year                       $ 218,515      $219,124     $222,814
                                                =========      ========     ========

(E) Reconciliation of accumulated depreciation:

   Balance at beginning of year                 $  27,409     $  21,080    $  14,863
   Depreciation expense                             6,257         6,347        6,217
   Disposal of fully depreciated tenant
      improvements                                      -          (18)            -
                                               ----------     --------      --------
   Balance at end of year                      $   33,666     $  27,409     $ 21,080
                                               ==========     =========     ========